Form 10-Q
period 2002-09-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2002-11-14
CIK 1173942

                        WINDROSE MEDICAL PROPERTIES TRUST


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 001-31375

                        WINDROSE MEDICAL PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

MARYLAND                                                       35-216691
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

3502 WOODVIEW TRACE, SUITE 210, INDIANAPOLIS, IN                  46268
(Address of principal executive offices)                      (Zip Code)


                                 (317) 860-8180
              (Registrant's telephone number, including area code)

                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No  .
                                      ----     ----
As of November 14, 2002, there were 5,691,698 shares of the Company's $0.01 par value common stock outstanding.

                       WINDROSE MEDICAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q



PART I --  FINANCIAL INFORMATION................................................................................3

 ITEM 1.   FINANCIAL STATEMENTS.................................................................................3
           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
           (PREDECESSOR AUDITED)................................................................................3
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)..........................................4
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)..........................................6
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)......................7
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................................8

 ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............15

 ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................20

 ITEM 4:   CONTROLS AND PROCEDURES.............................................................................20

PART II -- OTHER INFORMATION...................................................................................21

 ITEM 1.   LEGAL PROCEEDINGS...................................................................................21

 ITEM 2.   CHANGES IN SECURITIES...............................................................................21

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................................................21

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................21

 ITEM 5.   OTHER INFORMATION...................................................................................21

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................21

SIGNATURES ....................................................................................................22

                        PART I -- FINANCIAL INFORMATION
                          Item 1. Financial Statements
               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets




                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                2002               2001
                                                                                            -------------      -------------
                                                                                             (UNAUDITED)       (PREDECESSOR)
ASSETS

REAL ESTATE INVESTMENTS:
   Land                                                                                      $  6,672,815       $         --
   Buildings                                                                                   43,571,320                 --
                                                                                             ------------       ------------
                                                                                               50,244,135                 --
   Accumulated Depreciation                                                                      (116,270)                --
                                                                                             ------------       ------------

NET REAL ESTATE INVESTMENTS                                                                    50,127,865                 --

Cash and Cash Equivalents                                                                      14,686,597            115,290
Receivables on Construction and Consulting Contracts                                              624,227            837,304
Straight-line Rent Receivable                                                                      99,014                 --
Note Receivable from Affiliate                                                                    114,000            219,000
Revenue Earned in Excess of Billings                                                              176,809            209,017
Deferred Financing Fee                                                                            110,000                 --
Other Assets                                                                                      487,286            154,658
                                                                                             ------------       ------------
     TOTAL ASSETS                                                                            $ 66,425,798       $  1,535,269
                                                                                             ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY  (DEFICIT)

LIABILITIES
Lines of Credit                                                                                 1,500,000            498,133
Notes Payable to Owners                                                                                --            188,660
Billings in Excess of Revenues Earned                                                             326,810            444,423
Accounts Payable and Accrued Expenses                                                           1,576,361            472,803
Consulting and Construction Payables                                                              140,440             83,548
Prepaid Rents                                                                                     152,433                 --
Deferred Tax Liability                                                                             81,161            227,000
Accumulated Loss on Interest Rate Swap                                                            655,617                 --
                                                                                             ------------       ------------
     TOTAL LIABILITIES                                                                          4,432,822          1,914,567

Minority Interest                                                                               3,826,093                 --

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock ($.01 par value); 100,000,000 Shares Authorized, 5,691,698 Issued and
   Outstanding at September 30, 2002 and No Shares Issued and Outstanding at
   December 31, 2001                                                                               56,917                 --
Additional Paid In Capital                                                                     58,202,750                 --
Retained Earnings (Deficit)                                                                       (92,784)                --
Members' (Deficit)                                                                                     --           (379,298)
                                                                                             ------------       ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                      58,166,883           (379,298)

                                                                                             ------------       ------------
TOTAL LIABILITIES AND EQUITY (DEFICIT)                                                       $ 66,425,798       $  1,535,269
                                                                                             ============       ============


      See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                           JULY 1, 2002      AUGUST 16, 2002     THREE MONTHS ENDED SEPTEMBER 30,
                                                              THROUGH            THROUGH         --------------------------------
                                                          AUGUST 15, 2002  SEPTEMBER 31, 2002      2002               2001
                                                           (PREDECESSOR)       (COMPANY)         (COMBINED)       (PREDECESSOR)
                                                          ---------------  ------------------    ----------       -------------
RENTAL OPERATIONS:
  Revenues:
     Rental income                                           $        --       $   625,492       $   625,492       $        --
                                                             -----------       -----------       -----------       -----------
  Operating expenses:
     Rental expenses                                                  --            22,000            22,000                --
     Interest expense                                                 --            15,847            15,847                --
     Depreciation and amortization                                    --           120,774           120,774                --
                                                             -----------       -----------       -----------       -----------
           Total operating expenses                                   --           158,621           158,621                --
                                                             -----------       -----------       -----------       -----------
          Income from rental operations                               --           466,871           466,871                --
                                                             -----------       -----------       -----------       -----------
SERVICE OPERATIONS
  Revenues:
       Development and Project Management Fees                 2,037,451         2,321,343         4,358,794           998,580
       Cost of Sales and Project Costs                         2,387,998         2,004,726         4,392,724           345,371
                                                             -----------       -----------       -----------       -----------
          Total income (loss) from service operations           (350,547)          316,617           (33,930)          653,209
                                                             -----------       -----------       -----------       -----------

General and administrative expense                               467,333           668,266         1,135,599           514,173
                                                             -----------       -----------       -----------       -----------
          Operating income (loss)                               (817,880)          115,222          (702,658)          139,036

OTHER INCOME (EXPENSE)
  Interest income (expense)                                       (8,659)           15,141             6,482            (1,702)
  Loss on interest rate swap                                          --          (207,310)         (207,310)               --
  Other revenue (expense)                                        (60,134)          (37,392)          (97,526)           84,058
                                                             -----------       -----------       -----------       -----------
Net income (loss) before taxes and minority interest            (886,673)         (114,339)       (1,001,012)          221,392
                                                             -----------       -----------       -----------       -----------
     Income tax (expense) benefit                                202,000            17,000           219,000           (24,204)
                                                             -----------       -----------       -----------       -----------
Net income (loss) before minority interest                      (684,673)          (97,339)         (782,012)          197,188
                                                             -----------       -----------       -----------       -----------
     Minority interest in loss of common unit
       holders and other subsidiaries                                 --             4,555             4,555                --
                                                             -----------       -----------       -----------       -----------
Net income (loss) available for common shareholders          $  (684,673)      $   (92,784)      $  (777,457)      $   197,188
                                                             ===========       ===========       ===========       ===========

Net income (loss) per common share:
  Basic and diluted                                                            $     (0.02)

  Weighted average number of common shares
     outstanding                                                                 5,691,698
  Weighted average number of common and
     dilutive potential common shares                                            6,054,031


      See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                          JANUARY 1, 2002   AUGUST 16, 2002            SEPTEMBER 30,
                                                              THROUGH           THROUGH       -------------------------------
                                                          AUGUST 15, 2002  SEPTEMBER 30, 2002     2002             2001
                                                          (PREDECESSOR)       (COMPANY)        (COMBINED)       (PREDECESSOR)
                                                          ---------------  -----------------  -----------      --------------
RENTAL OPERATIONS:
  Revenues:
     Rental income                                         $        --       $   625,492       $   625,492       $        --
                                                           -----------       -----------       -----------       -----------
  Operating expenses:
     Rental expenses                                                --            22,000            22,000                --
     Interest expense                                               --            15,847            15,847                --
     Depreciation and amortization                                  --           120,774           120,774                --
                                                           -----------       -----------       -----------       -----------
           Total operating expenses                                 --           158,621           158,621                --
                                                           -----------       -----------       -----------       -----------
          Income from rental operations                             --           466,871           466,871                --
                                                           -----------       -----------       -----------       -----------
SERVICE OPERATIONS
  Revenues:
       Development and Project Management Fees               4,145,468         2,321,343         6,466,811         3,223,478
       Cost of Sales and Project Costs                       3,541,826         2,004,726         5,546,552         1,476,761
                                                           -----------       -----------       -----------       -----------
          Total income (loss) from service operations          603,642           316,617           920,259         1,746,717
                                                           -----------       -----------       -----------       -----------
General and administrative expense                           1,692,670           668,266         2,360,936         1,740,576
                                                           -----------       -----------       -----------       -----------
          Operating income (loss)                           (1,089,028)          115,222          (973,806)            6,141
                                                           -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE)
  Interest income (expense)                                    (22,169)           15,141            (7,028)          (22,229)
  Loss on interest rate swap                                        --          (207,310)         (207,310)               --
  Other revenue (expense)                                      (30,404)          (37,392)          (67,796)           78,149
                                                           -----------       -----------       -----------       -----------
Net income (loss) before taxes and minority interest        (1,141,601)         (114,339)       (1,255,940)           62,061
                                                           -----------       -----------       -----------       -----------
Income tax (expense) benefit                                   126,000            17,000           143,000           (22,204)
                                                           -----------       -----------       -----------       -----------
Net income (loss) before minority interest                  (1,015,601)          (97,339)       (1,112,940)           39,857
                                                           -----------       -----------       -----------       -----------
     Minority interest in loss of common unit
      holders and other subsidiaries                                --             4,555             4,555                --
                                                           -----------       -----------       -----------       -----------
Net income available for common shareholders               $(1,015,601)      $   (92,784)      $(1,108,385)      $    39,857
                                                           ===========       ===========       ===========       ===========

Net income (loss) per common share:
  Basic and diluted                                                          $     (0.02)

  Weighted average number of common
     shares outstanding                                                        5,691,698
  Weighted average number of common and
     dilutive potential common shares                                          6,054,031


      See accompanying Notes to Condensed Consolidated Financial Statements

                       WINDROSE MEDICAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                                    2002               2001
                                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                                                           $ (1,108,385)      $     39,857

    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES:

    Depreciation and amortization                                                    120,774             18,775
    Minority interest                                                                 (4,555)                --
    Deferred income taxes                                                           (145,839)           366,994
    Changes in operating assets and liabilities:
     Construction receivables, net                                                   364,042           (140,682)
     Revenues earned in excess of billings                                            32,208           (198,002)
     Straight-line rent receivable                                                   (99,014)                --
     Other current assets                                                           (359,647)            51,794
     Loss on interest rate swap                                                      207,310                 --
     Due from affiliates                                                             105,000           (208,818)
     Billings in excess of revenues earned                                          (117,613)          (262,929)
     Accounts payable                                                                369,175            175,800
     Other Accrued Expense                                                            (1,794)            80,701
     Prepaid Rents                                                                   152,433                 --
                                                                                ------------       ------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (485,905)           (76,510)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of real estate investments                                       (47,357,158)                --
    Purchase of furnitures and fixtures                                              (65,734)                --
                                                                                ------------       ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (47,422,892)                --

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of debt                                                        --            125,000
    Net payments on notes payable to owners                                         (188,660)                --
    Draws on lines of credit                                                       1,500,000            199,899
    Payments on lines of credit                                                     (498,133)                --
    Debt issuance costs                                                             (110,000)                --
    Contributions from (distributions to) owners                                     (86,503)          (379,775)
    Offering costs paid                                                             (972,946)                --
    Proceeds from issuance of common shares, net of  underwriting discount        62,836,346                 --
                                                                                ------------       ------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           62,480,104            (54,876)
                                                                                ------------       ------------
    NET INCREASE (DECREASE) IN CASH                                               14,571,307           (131,386)
                                                                                ------------       ------------
    BEGINNING CASH BALANCE                                                           115,290            218,652
                                                                                ------------       ------------
    ENDING CASH BALANCE                                                         $ 14,686,597       $     87,266
                                                                                ============       ============
SUPPLEMENTAL DISCLOSURES:

    Interest paid                                                               $     58,179       $     22,724
                                                                                ============       ============
    Offering costs included in accounts payable                                      730,006                 --
                                                                                ============       ============
    Issuance of partnership units for real estate investments                      1,684,000                 --
                                                                                ============       ============


      See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
            CONDENSED CONSOLIDATED OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                             COMMON STOCK           ADDITIONAL                                           TOTAL
                                      -------------------------      PAID-IN         RETAINED         MEMBERS         STOCKHOLDERS
                                       SHARES         AMOUNT         CAPITAL         EARNINGS         DEFICIT            EQUITY
                                      ---------    ------------    ------------     ------------     ------------     ------------
BALANCES AT DECEMBER 31, 2001                --    $         --    $         --     $         --     $   (379,298)    $         --
                                      ---------    ------------    ------------     ------------     ------------     ------------

Net Loss                                     --              --              --               --       (1,015,601)              --

Owner Distribution                           --              --              --               --          (86,503)              --
                                      ---------    ------------    ------------     ------------     ------------     ------------
BALANCES AT AUGUST 15, 2002                  --    $         --    $         --     $         --     $ (1,481,402)    $ (1,481,402)
                                      ---------    ------------    ------------     ------------     ------------     ------------
Issuance of Common Stock, Net of
  Underwriting Discount               5,691,698    $     56,917    $ 62,779,429     $         --     $         --     $ 62,836,346

Offering Costs                               --              --      (1,702,952)              --               --       (1,702,952)

Contribution of Net Deficit                  --              --      (1,481,402)              --        1,481,402               --

Net Loss                                     --              --              --          (92,784)              --          (92,784)

Reallocation to Minority Interest            --              --      (1,392,325)              --               --       (1,392,325)
                                      ---------    ------------    ------------     ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 2002        5,691,698    $     56,917    $ 58,202,750     $    (92,784)    $         --     $ 58,166,883
                                      ---------    ------------    ------------     ------------     ------------     ------------



      See accompanying Notes to Condensed Consolidated Financial Statements

                        WINDROSE MEDICAL PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the "Company") without audit except for the Predecessor balance sheet as of December 31, 2001. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.


2.    ORGANIZATION AND INITIAL PUBLIC OFFERING


The Company was organized in the state of Maryland in March, 2002 as a real estate investment trust. The Company intends to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company was formed to invest in specialty medical properties and to capitalize on the experience and expertise of its management team in selectively acquiring, planning, developing and managing medical facilities. On August 15, 2002, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to August 16, 2002.

The Company received net proceeds of $61.1 million after underwriters' discounts and expenses from its August 22, 2002 initial public offering of 5,691,698 common shares at a price of $12 per share (the "Initial Offering"). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the "Operating Partnership") for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. As described in the Company's Registration Statement on Form S-11, Park Medical Center in Charlotte, North Carolina is currently under contract and the Company expects to complete the purchase of this property by the end of November, 2002.

The Company also conducts service operations through Hospital Affiliates Development Corporation (HADC), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (the Predecessor) for accounting purposes. Therefore, the Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, the results of operations for the three- and nine- month periods ended September 30, 2002 comprise those of the combined entities of the Company and the Predecessor from August 16, 2002 through September 30, 2002. All periods prior to August 16, 2002 include only the operations of the Predecessor.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's Registration Statement on Form S-11 filed with the Securities and Exchange Commission. Readers of this quarterly report should refer to that financial information, as certain footnote disclosures, which would substantially duplicate those contained in the registration statement, have been omitted from this report.

PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. The equity interests in these majority-owned or controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

REAL ESTATE INVESTMENTS

Real estate investments to be held and used are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less cost of sale. Buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years.


All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

CASH EQUIVALENTS

Highly liquid investments with maturity of three months or less when purchased are classified as cash equivalents.

DEFERRED COSTS

Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan.


REVENUES

Rental Operations

Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.


Service Operations

Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue and, generally, does not segment contracts.

Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed.

Contract costs include labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Losses on contracts are recognized in the period such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Leasing commissions are recorded as income at the time the services are provided unless future contingencies exist, in which case the income is recorded when the contingency is resolved.

EARNINGS PER SHARE

The Company's basic and diluted loss per share for the period from August 16, 2002 through September 30, 2002 is ($0.02).

Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. There was no adjustment to either the weighted average shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of shares used in determining basic and diluted earnings per share was 5,691,698 for the period from August 16, 2002 through September 30, 2002.

The 362,333 outstanding limited partners' units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests' share of income would also be added back to net income.

FEDERAL INCOME TAXES

The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its stockholders. Management intends to continue to adhere to these requirements and to maintain the Company's REIT status. As a REIT, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of its taxable income currently to its stockholders. A REIT generally is subject to federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.


REIT qualification reduces, but does not eliminate, the amount of state and local taxes paid by the Company. In addition, the Company's financial statements include the operations of a taxable REIT subsidiary that is not entitled to dividends paid reduction and is subject to corporate federal, state and local taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.


DERIVATIVE FINANCIAL INSTRUMENTS

The Company complies with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No.138. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will use derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. SFAS 133 requires that the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair market value be recognized immediately in earnings.


USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


4. DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt attached to the swap was retired at the time of the acquisition. During the period from August 16, 2002 through September 30, 2002, the Company recognized a loss of $207,310 from this interest rate swap contract.


5. RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management's opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company pays an overhead sharing fee to a company in which certain executive officers of the Company have an ownership interest. This fee of $17,500 per month is to cover fixed overhead costs such as rent, certain office support staff services, and other fixed expenses. The Company reimburses other direct expenses as incurred.

The Company holds a demand note from Alliance Design Group, LLC, an affiliate of Windrose International, in the principal amount of $114,000 and bearing interest at a fixed rate of 9.5% per annum. Certain executive officers of the Company are owners of Windrose International.

The Company currently engages KLA Benefits, Inc. for the purpose of providing group health benefits to its employees. The Company's Chairman and Chief Executive Officer is a director, executive officer and principal owner of Klipsch KLA Benefits, Inc. The Company incurred $10,435 of expense to KLA Benefits during the period August 16, 2002 through September 30, 2002.

6. LEASING

The following table displays the Company's portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At September 30, 2002, future minimum rentals to be received during the next five years under existing non-cancelable leases, excluding tenants current pro rata share of operating expenses, are as follows ($ in thousands):


4th Quarter, 2002                                              $1,230
2003                                                            4,954
2004                                                            5,027
2005                                                            5,115
2006                                                            5,211
2007                                                            5,308
Thereafter                                                     46,349
                                                               ------
Total                                                          73,194


7. CONCENTRATION OF CREDIT RISK

Four of the Company's five initial properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the sole tenant in four of the Company's five initial properties. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers' compensation insurance.

8.   LONG TERM DEBT

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio.

The Company has the following line of credit available (in thousands):

                                                                                             OUTSTANDING
DESCRIPTION              CAPACITY         MATURITY DATE                 RATE                  AT 9/30/02
-------------------    --------------   -------------------   --------------------------    ---------------
Line of Credit           $25,000,000       August 31, 2004    LIBOR + 1.75% - 2.00%          $1,500,000

9.    SEGMENT REPORTING

The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities ("Service Operations"). The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

Non segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and other assets.

The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

The revenues and FFO for each of the reportable segments for the three and nine months ended September 30, 2002 and 2001, and the assets for each of the reportable segments as of September 30, 2002 and December 31, 2001, are summarized as follows:

                              THREE MONTHS ENDED              NINE MONTHS
                               SEPTEMBER 30,                 SEPTEMBER 30,
                           ------------------------     -----------------------
                              2002           2001         2002         2001
                           ----------       -------     ---------     ---------
REVENUES
Rental Operations:
Rental income              $  625,492            --       625,492            --
Service Operations:
Development and Project

Management Fees             4,358,794       998,580     6,466,811     3,223,478
                           ----------       -------     ---------     ---------
Consolidated Revenue       $4,984,286       998,580     7,092,303     3,223,478
                           ==========       =======     =========     =========

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     ---------------------------     ---------------------------
                                       2002             2001             2002             2001
                                     -----------     -----------     -----------     -----------
FUNDS FROM OPERATIONS
Rental Operations                    $   587,645     $        --     $   587,645     $        --
Service Operations                       (33,930)        653,209         920,259       1,746,717
                                     -----------     -----------     -----------     -----------
Total Segment FFO                        553,715         653,209       1,507,904       1,746,717

Non Segment FFO:
     Interest Expense                         --          (1,702)         (7,028)        (22,229)
     Interest Income                       6,482              --              --              --

     General and administrative
        expense                       (1,135,599)       (514,173)     (2,360,936)     (1,740,576)

     Other expenses                      (97,526)         84,058         (67,796)         78,149

     Interest Rate Swap                 (207,310)             --        (207,310)             --

     Income Tax (Expense) Benefit        219,000         (24,204)        143,000         (22,204)

     Minority interest in Net
        Income                             4,555              --           4,555              --
                                     -----------     -----------     -----------     -----------
Consolidated FFO                        (656,683)        197,188        (987,611)         39,857

Depreciation and amortization on
continuing operations                   (120,774)             --        (120,774)             --
                                     -----------     -----------     -----------     -----------
Net Income Available for Common
Shareholders                            (777,457)        197,188      (1,108,385)         39,857
                                     ===========     ===========     ===========     ===========


                                 SEPTEMBER 30,   DECEMBER 31,
                                     2002            2001
                                 -------------  -------------
                                                (PREDECESSOR)
ASSETS
     Rental Operations            $50,226,879    $        --
     Service Operations               801,036      1,135,999
          Total Segment Assets     51,027,915      1,135,999
     Non-Segment Assets            15,397,883        399,270
                                  -----------    -----------
          Consolidated Assets     $66,425,798    $ 1,535,269
                                  ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY LANGUAGE

Some of the statements contained in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS constitute forward-looking statements. Such statements include, in particular, statements about our beliefs, expectations, plans and strategies that are not historical facts. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are beyond our control, which may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from current expectations include financial performance and condition of our lessees, adverse changes in healthcare laws, changes in economic and general business conditions, competition for specialty medical properties, our ability to finance our operations, the availability of additional acquisitions, regulatory conditions and other factors described from time to time in filings we make with the Securities and Exchange Commission. The forward-looking statements contained herein represent our judgment as of the date hereof and we caution readers not to place undue reliance on such statements. We do not undertake to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.


GENERAL BACKGROUND

Windrose Medical Properties Trust (the Company) is a self-managed real estate investment trust, or REIT. The Company was recently formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers.

Over the past 25 years, our experienced management team has assisted healthcare providers in planning or developing over 600 medical facilities projects in the United States and 14 foreign countries having an aggregate value in excess of $1.7 billion. Historically, many medical providers have had financial incentives, such as cost based reimbursement plans, to own their own properties. However, as the system of delivering medical services has evolved, the Company believes providers have increasingly sought third party ownership of these types of medical properties. This trend creates an attractive opportunity for us to meet the evolving real estate needs of medical care providers by acquiring, selectively developing and leasing a portfolio of specialty medical properties.

On August 15, 2002, the Company was declared effective, and on August 22, 2002, the Company completed an initial public offering of 5,691,698 common shares (the Initial Offering). The offering price of all shares sold was $12 per common share, resulting in gross proceeds of $68,300,376 and net proceeds (less underwriters discount and offering expenses) of approximately $61.1 million. The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P., a limited partnership, (the Operating Partnership) in exchange for an approximate 94.0% general partnership interest in the Operating Partnership. The Operating Partnership used approximately $47.4 million of the net proceeds and the issuance of units of limited partnership interest to acquire five specialty medical properties, and the net assets of the Company's Service Operations acquired from the Predecessor. At September 30, 2002, the Company had an additional two properties under contract to purchase, with purchase prices aggregating approximately $13 million, including $8.9 million of assumed debt. On November 8, 2002, the Company completed the acquisition of one of these properties for $7.2 million, including $5 million of assumed debt. The Company had no operations prior to August 16, 2002.

As of September 30, 2002, the Company owned interests in five specialty medical properties with an aggregate rentable square footage of 194,622, located both in Las Vegas, Nevada (four properties) and Memphis, Tennessee (one property).

The Company maintained carry-over basis for the accounting of the net assets acquired from the Predecessor. Accordingly, the results of operations for the three- and nine-month periods ended September 30, 2002 comprise those of the combined entities of the Company and the Predecessor from August 16, 2002 through September 30, 2002. All periods prior to August 16, 2002 include only the operations of Predecessor.

RESULTS OF OPERATIONS

The Company's financial results for the period August 16, 2002 through September 30, 2002 were impacted by the loss on the interest rate swap that resulted from changes in the LIBOR interest rate. Fluctuations in the interest rate market indicated an increase of ($207,310) in the amount the Company would be required to pay to retire the swap instrument. This non-cash transaction was recognized as a loss on the financial statements for the three- and nine- month periods ended September 30, 2002.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001


Rental Operations

No activity related to rental operations was reflected on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2001, as the Company had no rental operations prior to August 16, 2002. The Company's Registration Statement on Form S-11 disclosed seven properties were under contract for the Company to purchase, with five properties having been purchased as of September 30, 2002. The sixth property was acquired on November 8, 2002 and the remaining property is expected to close before the end of November, 2002.

The amount of rental revenue and operating expenses recognized during 2002 is entirely related to the acquisition of the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. The leases pertaining to these five properties are all net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years.

Service Operations

Development and project management fees increased by $3,360,214 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The significant increase is due to the recent signing of a design - build contract by HADC on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments to the subcontractors are made from the client to HADC and then from HADC to the subcontractors. Therefore, the increase in revenue is offset by a corresponding increase in cost of sales and project costs.

The decrease in total income from service operations for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is the result of contracts in progress at September 30, 2002 having lower margins resulting from competitive bidding in the marketplace due to the current state of the economy. Also, the Company recognized some downward adjustments in the anticipated profitability of existing contracts which, as required by the percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in current period.

General and Administrative

General and administrative expenses were $1,135,599 for the three months ended September 30, 2002, as compared to $514,173 for the three months ended September 30, 2001. The increase is reflective of the additional costs associated with the daily operations of the Operating Partnership in contemplation of and subsequent to the Initial Offering, which occurred on August 15, 2002.

Other Income and Expenses

The increase in other expenses was primarily due to the loss recognized on the interest rate swap instrument during the three months ended September 30, 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Rental Operations

No activity related to rental operations was reflected on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001, as the Company had no rental operations prior to August 16, 2002. The Company's Registration Statement on Form S-11 disclosed seven properties were under contract for the Company to purchase, with five properties having been purchased as of September 30, 2002. The sixth property was acquired on November 8, 2002 and the remaining property is expected to close before the end of November, 2002.

The amount of rental revenue and operating expenses recognized during 2002 is entirely related to the acquisition of the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. The leases pertaining to these five properties are all net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years.

Service Operations

Development and project management fees increased by $3,243,333 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The significant increase is due to the recent signing of a design - build contract by HADC on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments to the subcontractors are made from the client to HADC and then from HADC to the subcontractors. Therefore, the increase in revenue is offset by a corresponding increase in cost of sales and project costs.

The decrease in total income from service operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is the result of contracts in progress at September 30, 2002 having lower margins resulting from competitive bidding in the marketplace due to the current state of the economy. Also, the Company recognized some downward adjustments in the anticipated profitability of existing contracts which, as required by the percentage-of-completion accounting guidelines, the revenue impact of these changes in accounting estimates is recorded in current period.

General and Administrative

General and administrative expenses were $2,360,936 for the nine months ended September 30, 2002, as compared to $1,740,576 for the nine months ended September 30, 2001. The increase is reflective of the additional costs associated with the daily operations of the Operating Partnership in contemplation of and subsequent to the Initial Offering, which occurred on August 15, 2002.

Other Income and Expenses

The increase in other expenses was primarily due to the loss recognized on the interest rate swap instrument during the nine months ended September 30, 2002.


FUNDS FROM OPERATIONS (FFO)

The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the period from August 16, 2002 (date of Initial Offering) through September 30, 2002:

                                                        FOR THE PERIOD OF
                                                    AUGUST 16, 2002 THROUGH
                                                       SEPTEMBER 30, 2002
                                                    -----------------------
Net income (loss)
                                                            $ (92,784)
Add back (deduct):

       Depreciation and amortization                          116,270
       Minority interest share of
       depreciation                                            (7,365)
                                                            ---------
FUNDS FROM OPERATIONS                                          16,121

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Operating Partnership's cash flow.

On August 21, 2002, the Company received net proceeds of $61.1 million after underwriters' discounts and expenses from its August 15, 2002 initial public offering of 5,691,698 shares at a price of $12 per share. The Company utilized approximately $47.4 million of the proceeds from the initial public offering to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tenn. on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. As described in the Company's Registration Statement on Form S-11, Park Medical Center in Charlotte, North Carolina is currently under contract and the Company expects to complete the purchase of this property by the end of November, 2002.

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio. As of September 30, 2002, the outstanding balance on this line of credit was $1,500,000. The Company is currently in discussions with Huntington to increase this facility through syndication to $80 million.

On September 30, 2002, the Company had $14,686,597 of cash and cash equivalents. Net cash used in operating activities was $485,905 for the nine months ended September 30, 2002, primarily due to additional general and administrative costs incurred in connection with the formation of the Operating Partnership and the Company's plans for the Initial Offering.

Net cash used in investing activities was $47,442,892 for the nine months ended September 30, 2002, primarily due to the acquisition of the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002.

Net cash provided by financing activities was $62,480,104 million for the nine months ended September 30, 2002, primarily attributable to the net proceeds received from the IPO.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions under contract as short-term needs that will be funded either from other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

INFLATION

All of the Company's net leases require the tenant to pay, as additional rent, any increases in real estate taxes and operating expenses. In addition, many multi-tenant leases require a tenant to pay as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, most of the leases provide for fixed increases in base rent or indexed escalations (based on increases in the Consumer Price Index or other fixed percentages). The Company believes that the majority of inflationary increases in expenses will be offset, in part, by these expense reimbursements and contractual rent increases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates.

As of September 30, 2002, total outstanding debt of the Company was $1,500,000. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio. As of September 30, 2002, the outstanding balance on this line of credit was $1,500,000. Since September 30, 2002, the Company has assumed approximately $5 million in debt in connection with a property acquisition.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying for hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt attached to the swap was retired at the time of the acquisition. During the period from August 16, 2002 through September 30, 2002, the Company recognized a loss of $207,310 from this interest rate swap contract.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

                        WINDROSE MEDICAL PROPERTIES TRUST

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


Not applicable.

ITEM 2. CHANGES IN SECURITIES

On August 15, 2002, the Company's Registration Statement on Form S-11 (No. 333-89186) relating to 6,440,000 of the Company's Common Shares, including 840,000 Common Shares subject to an over-allotment option granted to the underwriters by the Company, was declared effective by the Securities and Exchange Commission. The offering of 5,691,698 Common Shares (including 91,698 Common Shares in the over-allotment option) at $12.00 per share ($68,300,376 in aggregate) was completed on August 22, 2002. The managing underwriters for the offering were Ferris, Baker Watts Incorporated, Morgan Keegan & Company, Inc., Stifel, Nicolaus & Company and SWS Securities. Total underwriting discounts and commissions paid by the Company were $4.8 million, and financial advisory fees paid were $683,000. The Company estimates the other costs and expenses incurred in connection with the Initial Public Offering, including those incurred in connection with the formation of the Company, to be approximately $1.7 million. In connection with the Formation Transactions described in the Company's Registration Statement (No. 333-89186), the Company contributed the net proceeds of $ 61.1 million from the Initial Public Offering to the Operating Partnership, and the Operating Partnership borrowed $1.5 million under its existing Line of Credit. The Operating Partnership used approximately $49.7 million of the net proceeds for the acquisition of the following properties:

    $38,355,000               Four Sierra Properties in Las Vegas, Nevada
    $ 9,092,096               92% interest in Brierbrook Partners, L.P. in
                              Memphis, Tennessee
    $2,210,000                Partell Medical Center in Las Vegas, Nevada

No offering expenses were paid, and none of the net proceeds of the offering were paid, directly or indirectly, to directors or officers of the Company, persons owning ten percent or more of the Common Shares or affiliates of the Company, except that the Company reimbursed Klipsch Audio, Inc., and other affiliates of the Company for working capital loans and certain expenses which these parties had paid on behalf of the Company prior to the initial offering, as disclosed in the Company's Registration Statement.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NONE

                        WINDROSE MEDICAL PROPERTIES TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINDROSE MEDICAL PROPERTIES TRUST
Dated: November 14, 2002

                                   /s/ Fred S. Klipcch
                                   -----------------------------------
                                   Fred S. Klipsch
                                   Chairman and Chief Executive Officer


                                   /s/ Doug Hanson
                                   ----------------------------------
                                   Doug Hanson
                                   Chief Financial Officer

                        WINDROSE MEDICAL PROPERTIES TRUST

                            SECTION 302 CERTIFICATION

I, Fred S. Klipsch, Chairman and Chief Executive Officer of Windrose Medical Properties Trust, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Windrose Medical Properties Trust;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                           /s/ Fred S. Klipsch
                                           ------------------------------------
                                           Fred S. Klipsch
                                           Chairman and Chief Executive Officer

                        WINDROSE MEDICAL PROPERTIES TRUST

                            SECTION 302 CERTIFICATION

I, Doug Hanson, Chief Financial Officer of Windrose Medical Properties Trust, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Windrose Medical Properties Trust;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                               /s/ Doug Hanson
                                               ---------------------------------
                                               Doug Hanson
                                               Chief Financial Officer