Form 10-K
period 2002-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2003-03-31
CIK 1173942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM TO

                        Commission File Number 001-31375

                        WINDROSE MEDICAL PROPERTIES TRUST

             (Exact name of registrant as specified in its charter)

                   MARYLAND                                  35-216691
       ---------------------------------
        (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

       3502 WOODVIEW TRACE, SUITE 210                     (317) 860-8180
         INDIANAPOLIS, INDIANA 46268              -----------------------------
     ----------------------------------------     (REGISTRANT'S TELEPHONE NUMBER
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             INCLUDING AREA CODE)
                 (ZIP CODE)

                                  ------------

Securities registered pursuant to Section 12(b) of the Act:

         Common Stock, par value of $.01 per share       New York Stock Exchange

Securities registered pursuant to Section 12(g) or the Act:

         None:

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days. Yes: [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (No delinquent filers)

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [ ] No [X]

    Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $0 as of June 28, 2002 and $55,494,173 as of March 10, 2003.

    As of March 10, 2003, the latest practicable date, there were 5,691,710 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant's fiscal year ended December 31, 2002, and to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III.

                        WINDROSE MEDICAL PROPERTIES TRUST
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS......................................................    1
PART I   ......................................................................................................    1
         Item 1.   Business....................................................................................    1
         Item 2.   Properties..................................................................................   17
         Item 3.   Legal Proceedings...........................................................................   17
         Item 4.   Submission of Matters to a Vote of Security Holders.........................................   17
PART II  ......................................................................................................   18
         Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...................   18
         Item 6.   Selected Financial Data.....................................................................   18
         Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   19
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..................................   26
         Item 8.   Financial Statements and Supplementary Data.................................................   27
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   27
PART III ......................................................................................................   27
         Item 10.  Trustees and Executive Officers.............................................................   27
         Item 11.  Executive Compensation......................................................................   27
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................   27
         Item 13.  Certain Relationships and Related Transactions..............................................   28
         Item 14.  Disclosure Controls and Procedures..........................................................   28
PART IV  ......................................................................................................   29
         Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   29
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................  F-1
INDEPENDENT AUDITORS' REPORT...................................................................................  F-2
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................  F-7
SIGNATURE
EXHIBIT INDEX

This Annual Report on Form 10-K ("Report"), including the "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains certain information and statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "should," "anticipate," "target," "goal," "continue," "project," "intend," "plan," "believe," "seek," "estimate," or similar terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled "Risk Factors" and elsewhere, and in other reports Windrose Medical Properties Trust files with the Securities and Exchange Commission ("SEC"), from time to time. Windrose Medical Properties Trust undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Windrose Medical Properties Trust (the "Company") is a self-managed real estate investment trust ("REIT"). The Company was organized in March 2002 as a Maryland REIT with perpetual existence and intends to elect to be taxed as a real estate investment trust under the federal income tax laws.

         The Company completed its initial public offering ("IPO") and began operations in August 2002. The Company was formed to acquire, selectively develop and manage specialty medical properties, such as:

         -        medical office buildings;

         -        outpatient treatment and diagnostic facilities;

         -        physician group practice clinics;

         -        ambulatory surgery centers;

         -        specialty hospitals and treatment centers; and

         -        other related healthcare specialty properties.

         The Company owns its properties and conducts its business through Windrose Medical Properties, L.P., its operating partnership. The Company is the sole general partner of, and owns a 94.0% interest in, the operating partnership. The limited partners of the operating partnership are certain of the sellers of the initial properties and assets the Company acquired in connection with the IPO. As of December 31, 2002, the Company's net investment in properties was approximately $63.6 million and its portfolio consisted of four outpatient treatment and diagnostic centers, two multi-tenant medical office buildings, and one ambulatory surgery center/physician group practice clinic.

RECENT DEVELOPMENTS

         In the first quarter of 2003, the Company entered into agreements to acquire 12 multi-tenant medical office buildings (the "MPA" Portfolio") located in Florida, Georgia, Tennessee and Texas for an aggregate purchase price of approximately $68 million. This acquisition of the MPA Portfolio will more than double the Company's present asset base. The MPA Portfolio is consistent with the Company's acquisition parameters and strategy of acquiring and managing income-producing specialty medical properties. The Company believes the assets of MPA should greatly enhance the Company's multi-tenant medical office building portfolio.

THE MARKET FOR SPECIALTY MEDICAL PROPERTIES

         The types of specialty medical properties that the Company intends to own represent a large and growing segment of the healthcare-related real estate market. According to Real Estate Forum, the market value of outpatient facilities in the United States, which the Company believes include all types of properties that the Company intends to own, is estimated to exceed $300 billion. In addition, an estimated $7 billion is spent annually on development and construction of new outpatient facilities. The Company believes a substantial number of properties meeting its investment criteria will be available for acquisition and development due to a number of emerging trends:

         - De-Centralization: there is a trend toward delivery of medical services through smaller facilities located near patients and designed to treat specific diseases and conditions;

         - Increasing Regulation: evolving regulatory factors affecting healthcare delivery create an incentive for medical services providers to focus on patient care, leaving real estate ownership, management and operation to third party real estate professionals;

         - Modernization: hospitals are modernizing their facilities and becoming more efficient in the face of declining Medicare and other reimbursement and changing patient demographics;

         - Redeployment of Capital: medical services providers are considering sale/leaseback transactions as an alternative to financing their businesses with debt and are seeking to sell real estate assets to finance equipment needed to provide more comprehensive services to patients and improve overall patient care;

         - Efficient Patient Care: physicians increasingly are seeking to provide a full range of diagnostic and surgical services in a single location for the convenience of both patients and physicians; and

         - Physician Practice Ownership: many local physician groups have reacquired their practices from national physician management companies or have formed larger group practices and are now seeking third party real estate sale/leaseback transactions to generate capital to finance the growth of their practices. In addition, many groups are expanding their revenue bases through ownership in other healthcare businesses housed in specialty medical properties.

         The Company believes that these trends will continue to lead medical services providers to seek real estate companies with healthcare knowledge and expertise, such as the Company, to acquire their existing properties, develop new facilities and lease these specialty medical properties back to the providers.

COMPANY'S COMPETITIVE ADVANTAGE

         The Company believes it has a competitive advantage in identifying, acquiring, developing, owning and leasing attractive specialty medical properties which will benefit from recent industry trends because of its management team's:

         -        skill and experience in medical real estate;

         - knowledge and understanding of regulatory and other trends affecting the medical services industry;

         -        extensive network of industry relationships;

         -        proven capability to acquire existing properties;

         - proven ability to selectively design, develop and lease new facilities to quality tenants at returns more attractive than can be achieved through acquisitions; and

         - significant experience in providing planning, development and management services to the medical services industry.

BUSINESS STRATEGY

         The Company's business objective is to increase its Funds From Operations ("FFO") by (i) maintaining and increasing property occupancy and rental rates through the aggressive management of its portfolio of existing properties; (ii) acquire additional properties; (iii) develop new properties;
(iv) provide planning, design, project management and additional services to third parties; and (v) provide a full range of services to the Company's tenants. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss, excluding gains or losses from sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. While management believes that FFO is a relevant measure of the operating performance of equity REITs, such amount does not represent cash flow from operations as defined by Generally Accepted Accounting Principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs.

         The Company intends to take advantage of the opportunities created by the changing healthcare environment to acquire, develop and manage specialty medical properties. To accomplish its objectives, the Company intends to:

         - Leverage its broad network of relationships and industry knowledge;

         - Act as a skilled provider of capital and real estate services that can respond quickly to the changing needs of medical service providers.

         - Focus its efforts on properties that will benefit from industry trends, particularly medical office buildings, outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers;

         - Partner with experienced developers who have done significant work in bringing new specialty medical properties to market, adding value through its healthcare industry expertise; and

         - Lease its properties to tenants with proven operating histories and management teams.

         All references to the "Company" in this Report on Form 10-K include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise.

         The Company's headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company and its taxable REIT subsidiary Hospital Affiliates Development Corporation ("HADC") have an office in Nashville, Tennessee. As of December 31, 2002, the Company had 36 employees.

RISK FACTORS

         In addition to the other information contained herein, the risks and uncertainties and other factors described below could have a material adverse effect on the Company's business, financial condition, results of operations and share price and could also cause the Company's future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement it may make herein, in any other document it files with the Securities and Exchange Commission, or in any press release or other written or oral statement it may make. The Company has organized the risks into four general groupings below:

         -        risks relating to the healthcare industry;

         - risks relating to the Company's business, structure and growth strategy;

         -        tax risks; and

         -        risks relating to real estate investments.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

         Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of the Company's lessees and hinder their ability to make rent payments to the Company.

         Sources of revenue for the Company's lessees and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of the Company's tenants. In addition, the failure of any of the Company's tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

         The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. The Company believes that its lessees will continue to experience a shift in payor mix away from fee-for-service payors resulting in an increase in the percentage of revenues attributable to managed care payors and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of the Company's lessees, which could negatively affect its ability to make distributions to its shareholders.

         The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of the Company's lessees to make lease payments to it.

         The healthcare industry is heavily regulated by federal, state and local governmental bodies. The Company's lessees generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of the Company's lessees to make lease payments to it and the Company's ability to make distributions to its shareholders.

         Many of the Company's medical properties and their lessees may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license would prevent a facility from operating in the manner intended by the lessee. These events could materially adversely affect the facility operator's ability to make rent payments to the Company. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare facilities, by requiring a CON or other similar approval.

         The Company's real estate investments are concentrated in specialty medical properties, making it more vulnerable economically than if its investments were diversified.

         As a REIT the Company will invest primarily in real estate. Within the real estate industry, the Company intends primarily to acquire or selectively develop and own specialty medical properties. The Company is subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of its business strategy to invest primarily in specialty medical properties. A downturn in the real estate industry could significantly adversely affect the value of the Company's properties. A downturn in the healthcare industry could negatively affect the Company's lessees' ability to make lease payments to it and the Company's ability to make distributions to its shareholders. These adverse effects could be more pronounced than if the Company diversified its investments outside of real estate or outside of specialty medical properties.

         Adverse trends in healthcare provider operations may negatively affect the Company's lease revenues and its ability to make distributions to its shareholders.

         The healthcare industry is currently experiencing:

         - changes in the demand for and methods of delivering healthcare services;

         -        changes in third party reimbursement policies;

         - significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

         - continuing pressure by private and governmental payors to reduce payments to providers of services; and

         - increased scrutiny of billing, referral and other practices by federal and state authorities.

         These factors may adversely affect the economic performance of some or all of the Company's lessees and, in turn, the Company's lease revenues and the Company's ability to make distributions to its shareholders.

         The Company's lessees are subject to fraud and abuse laws, the violation of which by a lessee may jeopardize the lessee's ability to make rent payments to the Company.

         The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, the Balanced Budget Act of 1997 strengthened the federal anti-fraud and abuse laws to provide for stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon one of the Company's lessees could jeopardize the lessee's ability to operate a facility or to make rent payments, thereby potentially adversely affecting the Company. The Company's lease arrangements with certain lessees may also be subject to these fraud and abuse laws.

RISKS RELATING TO THE COMPANY'S BUSINESS, GROWTH STRATEGY AND ORGANIZATIONAL STRUCTURE

         The Company's dependence on its lessees for rent may adversely impact its ability to make distributions to its shareholders.

         As a REIT operating in the healthcare industry, the Company is not permitted by current tax law to operate or manage the businesses conducted in its facilities. Accordingly, the Company exclusively relies on rent payments from its lessees for cash with which to make distributions to shareholders. The Company has no control over the success or failure of its lessees' businesses. Reductions in the net operating income of the Company's lessees may adversely affect the ability of its lessees to make rent payments to it and thus its ability to make distributions to its shareholders. Failure on the part of a lessee to comply materially with the terms of a lease would give the Company the right to terminate the lease with that lessee, repossess the applicable property and enforce the payment obligations under the lease. However, the Company then would be required to find another lessee. There can be no assurance that the Company would be able to find another lessee or that, if another lessee were found, the Company would be able to enter into a lease on favorable terms.

         Significant adverse changes in the operations of any property, or the financial condition of any lessee, could have a material adverse effect on the Company's ability to collect rent payments and, accordingly, on its ability to make distributions to its shareholders.

         The Company cannot predict whether existing leases of its properties will be renewed at the end of their lease terms which expire at various times through 2022. If these leases are not renewed, the Company would be required to find other lessees for those properties. There can be no assurance that the Company would be able to enter into leases with new lessees on terms as favorable to it as the current leases or that the Company would be able to lease those properties at all.

         Certain of the Company's properties may not have efficient alternative uses.

         Some of the Company's properties, such as its ambulatory surgery centers, are specialized medical facilities. If the Company or its lessees terminate the leases for these properties or the Company's lessees lose their regulatory authority to operate such properties, the Company may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, the Company may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder the Company's ability to make distributions to its shareholders.

         The Company's business is highly competitive and it may be unable to compete successfully.

         The Company competes for development opportunities and opportunities to purchase medical properties with, among others:

         -        private investors;

         -        healthcare providers, including physicians;

         -        healthcare-related REITs;

         -        real estate partnerships;

         -        financial institutions; and

         -        local developers.

         Many of these competitors have substantially greater financial and other resources than the Company has and may have better relationships with lenders and sellers. The Company intends to adhere to its acquisition strategy and criteria. However, increased competition for medical properties from competitors, including other REITs, may adversely affect the Company's ability to acquire specialty medical properties and the price it pays for properties. If the Company is unable to acquire properties or if it pays too much for properties, the Company's revenue and earnings growth and/or financial return could be adversely affected. The Company's properties face competition from other nearby facilities that provide services comparable to those offered at its facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to the Company's facilities. In addition, competing healthcare facilities located in the areas served by the Company's facilities may provide health services that are not available at its facilities. From time to time, referral sources, including physicians and managed care organizations, may change their lists of healthcare facilities to which they refer patents, which could adversely affect the Company's rental revenues.

         The Company's use of debt financing subjects it to significant risks, including refinancing risk and the risk of insufficient cash available for distribution.

         The Company's Declaration of Trust and other organizational documents do not limit the amount of debt it may incur, and the Company's Board of Trustees may modify its target debt level at any time without shareholder approval. Debt, whether with recourse to the Company generally or only with respect to a particular property, creates an opportunity for increased net income, but at the same time creates risks. For example, variable rate debt can reduce the cash available for distribution to shareholders in periods of rising interest rates. The Company intends to incur debt only when it believes it will enhance its risk-adjusted returns. However, the Company cannot make assurances that its use of financial leverage will prove to be beneficial. The Company has assumed and will continue to assume and incur mortgage debt in connection with acquisitions of properties, and has entered into a secured credit facility. The Company may borrow under the credit facility or from other lenders in the future, or the Company may issue corporate debt securities in public or private offerings. Some of these additional borrowings may be secured by its properties. In addition, in connection with debt-financing, the Company may be subject to covenants that restrict its operations. There can be no assurance that the Company will be able to meet its debt service obligations or restrictive covenants and, to the extent that it cannot, it risks the loss of some or all of its properties to foreclosure.

         The Company anticipates that much of its debt will be non-amortizing and payable in balloon payments. Therefore, the Company will likely need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, the Company's cash flow may not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. Additionally, under the terms of much of the debt that the Company has assumed, it may incur significant yield maintenance penalties if it chooses to prepay the debt.

         Conflicts of interest could result in an executive officer or a trustee acting other than in the Company's best interest.

         As described further below, the Company's executive officers and trustees have conflicts of interest in connection with:

         - their duties to the Company and the limited partners of the operating partnership; and

         - allocation of their time between the Company's business and affairs and their other business interests.

         The Company's trustees may have conflicting duties. The Company's trustees may have conflicting duties because, in their capacities as the Company's trustees, they have a duty to shareholders, and in the Company's capacity as general partner of the operating partnership, they have a fiduciary duty to the limited partners of the operating partnership. Conflicts may arise when interests of the Company's shareholders and the limited partners of the operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness. The partnership agreement of the operating partnership contains a provision requiring the general partner to resolve, to the extent possible, in favor of the Company's shareholders, any matters in which there is a conflict between the rights of the limited partners of the operating partnership and the rights of the shareholders. It may not always be possible, however, for a resolution to be reached which favors the Company's shareholders.

         Some of the Company's trustees and executive officers have other business interests that may hinder their ability to spend adequate time on the Company's business. Mr. Klipsch, Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, also serves as the Chairman of the Board of Directors of Klipsch Audio, Inc. Mr. Farrar, the Company's President and Chief Operating Officer, also serves as Executive Vice President of Klipsch Audio, Inc. Although Messrs. Klipsch and Farrar intend to devote substantially all of their time to managing the Company, as a result of their management obligations with this other company, Messrs. Klipsch and Farrar may find it difficult to allocate their time between this other company and the Company. If Messrs. Klipsch and Farrar do not allocate sufficient time to the management of the Company's operations, it could jeopardize the Company's ability to execute its business plan.

         Provisions of Maryland law, the Company's Declaration of Trust and the Company's Bylaws may deter changes in management and third party acquisition proposals or cause dilution.

         The Company's ownership limitations may restrict business combination opportunities. To qualify as a REIT under the Internal Revenue Code, no more than 50% of the Company's outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year (other than the Company's first REIT taxable year). To preserve the Company's REIT qualification, its Declaration of Trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the number of outstanding shares of any class of the Company's securities, including its common shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of the Company's common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as "shares-in-trust" and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by the Company. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make the Company's common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of the Company's shares.

         The Declaration of Trust contains a provision that creates staggered terms for the Company's Board of Trustees. The Company's Board of Trustees is divided into three classes. The initial terms of the Company's Class I, Class II and Class III trustees will expire at the annual meeting of shareholders in each of 2003, 2004, and 2005, respectively. Trustees of each class are elected for three-year terms upon the expiration of their current terms and each year one class of trustees will be elected by the shareholders at the annual meeting of shareholders. Moreover, such trustees generally may not be removed as trustees until the end of their terms except for cause. The staggered terms of trustees may delay, defer or prevent a tender offer, a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

         The Maryland Business Combination Act may discourage a third party from acquiring the Company. Under the Maryland General Corporation Law, as amended
(MGCL), as applicable to REITs, certain "business combinations" (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust's shares or an affiliate thereof are prohibited for five years after the most recent date on which the person or affiliate acquired at least ten percent of the voting power of the trust's shares. Thereafter, any business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust's common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change of control or other transaction in which holders of the Company's common shares might receive a premium for their common shares above the then-current market price or which such shareholders otherwise might believe to be in their best interests.

         The Company's Board of Trustees may issue additional shares that may cause dilution. The Company's Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

         - amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that the Company has the authority to issue;

         - cause the Company to issue additional authorized but unissued common shares or preferred shares; and

         - classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters.

         Future issuances of equity securities may cause the Company's shareholders to experience further dilution.

         The Company's Board of Trustees may issue preferred shares with terms that may discourage a third party from acquiring it. Although the Company's Board of Trustees has no present intention to do so, it could establish one or more series of preferred shares that could, depending on the terms of such series, delay, deter or prevent a change in control or other transaction in which holders of its common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

         The Company's Declaration of Trust and Bylaws also contain other provisions that may delay or prevent a change of control or other transaction in which holders of its common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

         Two of the Company's executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control of the Company.

         The Company has entered into agreements with Messrs. Klipsch and Farrar that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company. These benefits and related tax indemnity could prevent or deter a change in control of the Company that might involve a premium price for its common shares or otherwise be in the best interests of its shareholders.

         The Company has limited operating history as a REIT and may not be able to successfully and profitably operate its limited business.

         The Company is a recently formed company. Although its executive officers and some of its trustees have experience in developing, financing and purchasing medical properties, they have no experience operating a REIT and, other than the Company's Chairman, have limited experience in managing a publicly owned company. Therefore, you should be especially cautious in drawing conclusions about the ability of the Company's management team to execute its business plan.

         The Company's Board of Trustees may change the Company's investment and operational policies without a vote of its common shareholders.

         The Company's major policies, including its policies with respect to acquisitions, financing, growth, operations, debt limitation and distributions, are determined by the Board of Trustees. The Board of Trustees may amend or revise these and other policies from time to time without a vote of the holders of the common shares. Investment and operational policy changes could adversely affect the market price of the Company's common shares and its ability to make distributions to its shareholders.

         Five of the Company's seven properties are located in Las Vegas, Nevada, making it vulnerable to changes in economic conditions in that particular market.

         Five of the Company's seven initial properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of the Company's properties, and ultimately on the amounts available for distribution to shareholders.

         The Company depends on key personnel, the loss of which may threaten the Company's ability to operate its business successfully.

         The Company depends on the services of its existing senior management to carry out its business and investment strategies. The Company's eight senior executive officers average over 20 years of experience in developing, acquiring, operating, managing and financing medical properties and have extensive contacts throughout the industry. If the Company were to lose any of its senior executive officers, particularly Messrs. Klipsch, Farrar or McCoin, it may be more difficult to locate attractive acquisition targets or manage the properties that it acquires. Additionally, as the Company expands, it will continue to need to attract and retain qualified additional senior management. The loss of the services of any of its senior management personnel, or its inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

         The Company's Board of Trustees and management make decisions on its behalf, and shareholders have limited management rights.

         Common shareholders have no right or power to take part in the Company's management except through the exercise of voting rights on certain specified matters. The Board of Trustees is responsible for the Company's management and strategic business direction, and management is responsible for its day-to-day operations. Certain policies of the Company's Board of Trustees may not be consistent with the immediate best interests of shareholders.

         Shares available for future sale may have an adverse effect on the price of the Company's common shares.

         Sales of a substantial number of the Company's common shares, or the perception that such sales could occur, could adversely affect prevailing market prices of its common shares. As of March 27, 2003, there were 362,333 outstanding operating partnership units held by limited partners. These units will be redeemable, at the election of the holder, for cash, or, at the Company's election, common shares beginning on August 16, 2003. Upon the redemption of operating partnership units, any common shares received therefor may be sold in the public market pursuant to shelf registration statements that the Company is obligated to file on behalf of the limited partners of the operating partnership, or pursuant to any available exemption from registration.

         The Company is the general partner of the operating partnership and may become liable for the debts and other obligations of this partnership beyond the amount of its investment.

         The Company is the general partner of the operating partnership, Windrose Medical Properties, L.P., and as of March 27, 2003, owns an approximate 94.0% interest in the Operating Partnership. As general partner, the Company is liable for the partnership's debts and other obligations. If the partnership is unable to pay its debts and other obligations, as general partner the Company would be liable for such debts and other obligations beyond the amount of its investment in the Operating Partnership. These obligations could include unforeseen contingent liabilities.

         The market value of the Company's common shares could decrease based on the Company's performance and market perception and conditions.

         The market value of the Company's common shares may be based primarily upon the market's perception of the Company's growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of its underlying assets. The market price of the Company's common shares is influenced by the dividend on its common shares relative to market interest rates. Rising interest rates may lead potential buyers of the Company's common shares to expect a higher dividend rate, which would adversely affect the market price of its common shares. In addition, rising interest rates would result in increased interest expense on variable rate debt, thereby adversely affecting cash flow and the Company's ability to service its indebtedness and pay dividends.

TAX RISKS

         Loss of the Company's tax status as a REIT would have significant adverse consequences to the Company and the value of its common shares.

         The Company currently intends to operate in a manner that will allow it to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. The Company's qualification as a REIT depends on its ability to meet various requirements concerning, among other things, the ownership of its outstanding capital stock, the nature of its assets, the sources of its income and the amount of its distributions to its shareholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, the Company cannot be certain that it will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause the Board of Trustees to revoke the REIT election, which it may do without shareholder approval.

         If the Company loses or revokes its REIT status, it will face serious tax consequences that will substantially reduce the funds available for distribution to shareholders because:

         - it would not be allowed a deduction for distributions to shareholders in computing its taxable income, it would be subject to federal income tax at regular corporate rates and it might need to borrow money or sell assets in order to pay any such tax;

         - it also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

         - unless it is entitled to relief under statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify.

         In addition, if the Company fails to qualify as a REIT, all distributions to shareholders would be subject to tax as ordinary income to the extent of its current and accumulated earnings and profits, it would not be required to make distributions to shareholders and corporate distributees might be eligible for the dividends received deduction.

         As a result of all these factors, the Company's failure to qualify as a REIT also could impair the Company's ability to expand its business and raise capital, and would adversely affect the value of the Company's common shares.

         Failure to make required distributions would subject the Company to tax.

         In order to qualify as a REIT, each year the Company must distribute to its shareholders at least 90% of its taxable income, other than any net capital gain. To the extent that the Company satisfies the distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any year are less than the sum of:

         -        85% of its ordinary income for that year;

         -        95% of its capital gain net income for that year; and

         -        100% of its undistributed taxable income from prior years.

         The Company intends to pay out its income to shareholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require the Company to borrow money or sell assets to pay out enough of its taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. The Company may borrow to pay distributions to its shareholders and the limited partners of its operating partnership. Any funds that the Company borrows would subject it to interest rate and other market risks.

RISKS RELATING TO REAL ESTATE INVESTMENTS

         Illiquidity of real estate investments could significantly impede the Company's ability to respond to adverse changes in the performance of its properties and harm its financial condition.

         Real estate investments are relatively illiquid. The Company's ability to quickly sell or exchange any of its medical properties in response to changes in economic and other conditions will be limited. No assurances can be given that the Company will recognize full value for any property that it is required to sell for liquidity reasons. The Company's inability to respond rapidly to changes in the performance of its investments could adversely affect its financial condition and results of operations.

         The Company's acquisitions and development properties may underperform forecasted results or the Company may be limited in its ability to finance future acquisitions, which may harm its financial condition and operating results, and the Company may not be able to make the distributions required to maintain its REIT status.

         The Company intends to pursue acquisitions of additional properties and to selectively develop new properties. Acquisitions and development entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to develop and acquire properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. The Company anticipates that acquisitions and development will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because the Company must distribute at least 90% of its taxable income each year to maintain its tax qualification as a REIT, its ability to rely upon income from operations or cash flow from operations to finance its growth and acquisition activities will be limited. Accordingly, if the Company is unable to obtain funds from borrowings or the capital markets to finance its acquisition and development activities, its ability to grow could be curtailed, amounts available for distribution to shareholders could be adversely affected and it could be required to reduce distributions to shareholders.

         Properties with limited operating history may not achieve forecasted results which could hinder the Company's ability to make distributions to its shareholders.

         Newly-developed or newly-renovated properties do not have the operating history that would allow the Company's management to make objective pricing decisions in acquiring these properties (including properties which may be acquired from certain of its executive officers, trustees and their affiliates). The purchase prices of these properties are based upon projections by management as to the expected operating results of such properties, subjecting the Company to risks that such properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

         If the Company suffers losses that are not covered by insurance or that are in excess of its insurance coverage limits, it could lose investment capital and anticipated profits.

         The Company will maintain or require its lessees to maintain comprehensive insurance on each of its properties. Insurance coverages on a property will include liability and fire insurance and extended coverage insurance in amounts sufficient to permit the replacement of the property in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism, that may be uninsurable or not insurable at a price the Company can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds the Company receives might not be adequate to restore the economic position with respect to the affected property. If any of these or similar events occur, the Company's returns from the property and the value of its investment may be reduced.

         Capital expenditures for property renovation may be greater than forecasted and may adversely impact rent payments by the Company's lessees' and the Company's ability to make distributions to shareholders.

         Properties, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Under the terms of the Company's multi-tenant property leases, the Company generally is obligated to pay the cost of expenditures for items that are necessary for the continued operation of its properties and that are classified under generally accepted accounting principles as capital items. If these capital expenditures exceed the Company's estimates, the additional costs could have an adverse effect on amounts available for distribution to shareholders. In addition, the Company may acquire properties in the future that require significant renovation. Renovation of properties involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other properties.

         All of the Company's properties are subject to property taxes that may increase in the future and adversely affect its business.

         The Company's properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. The Company's leases generally provide that the property taxes are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, the Company is ultimately responsible for payment of the taxes to the government. If property taxes increase, the Company's lessees may be unable to make the required tax payments, ultimately requiring the Company to pay the taxes. If the Company incurs these tax liabilities, its ability to make distributions to its shareholders could be adversely affected.

         The Company's performance and the price of its common shares will be affected by risks associated with the real estate industry.

         Factors that may adversely affect the economic performance and value of the Company's operations include:

         -        changes in the national, regional and local economic climate;

         - local conditions such as an oversupply of, or a reduction in demand for, medical office space, outpatient treatment and diagnostic facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers;

         - attractiveness of the Company's properties to physicians and other types of lessees; and

         - competition from other medical office buildings, outpatient treatment facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

         As the owner and lessor of real estate, the Company is subject to risks under environmental laws, the compliance with which and any violation of which, could materially adversely affect it.

         The Company's operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to the Company's shareholders and could exceed the value of all of its properties. In addition, the presence of hazardous or toxic substances, or the failure of the Company's tenants to properly dispose of or remediate such substances, including medical waste generated by physicians and the Company's other healthcare tenants, may adversely affect the Company's tenants or the Company's ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce the Company's revenue and its financing ability. The Company intends to obtain Phase I environmental assessments on any properties it acquires. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is nonetheless possible that material environmental liabilities may exist of which the Company is unaware.

         Although the leases covering the Company's properties generally require the lessees to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify the Company for certain environmental liabilities, the scope of their obligations may be limited. The Company cannot make any assurances that its lessees would be able to fulfill their indemnification obligations. In addition, environmental and occupational health and safety laws constantly are evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exist today.

         Cost associated with complying with the Americans with Disabilities Act may adversely affect the Company's financial condition and operating results.

         Under the Americans with Disabilities Act of 1993, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that its properties are substantially in compliance with these requirements, a determination that it is not in compliance with the Americans with Disabilities Act could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the properties, including changes to building codes and fire and life-safety codes, may occur. If the Company were required to make substantial modifications at the properties to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, its ability to make distributions to its shareholders could be adversely affected.

ITEM 2.  PROPERTIES

         At December 31, 2002, the Company owned the following seven properties:

                        TYPE OF                                    SQUARE FOOTAGE        OCCUPANCY AT
PROPERTY                PROPERTY           PROPERTY LOCATION       GROSS/RENTABLE        DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------------
Park Medical            Medical office     Charlotte, NC           34,000/32,947                 91%
Center                  building

Urology Center          Ambulatory         Germantown, TN          35,361/33,777                100%
Of the South            surgery
                        center/physician
                        group practice
                        clinic

Partell Medical         Medical office     Las Vegas, NV           32,118/27,736                 87%
Center                  building

Sierra Health           Outpatient         Las Vegas, NV           25,988/25,988                100%
Services (2300          treatment
W. Charleston           and diagnostic
Boulevard)              facilities

Sierra Health           Outpatient         Las Vegas, NV           27,447/27,447                100%
Services (2316          treatment
W.Charleston            and diagnostic
Boulevard)              facilities

Sierra Health           Outpatient         Las Vegas, NV           49,014/49,014                100%
Services (888           treatment
S. Rancho Drive)        and diagnostic
                        facilities
Sierra Health           Outpatient         Las Vegas, NV           58,396/58,396                100%
Services (4475          treatment
S. Eastern Avenue)      and diagnostic
                        facilities

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         On August 16, 2002, the Company's common shares became listed and initiated trading on the New York Stock Exchange, symbol WRS. As of March 10, 2003, there were 2,097 shareholders of Record. The following table sets forth the high and low sales prices of our common shares for the periods indicated and the dividend declared per share during each such period:

 QUARTER ENDED                       HIGH                    LOW                   DIVIDEND
 -------------                       ----                    ---                   --------
 December 31, 2002                  $11.69                  $ 9.85                  $0.13
 September 30, 2002                 $12.10                  $10.11                      -

         To maintain its status as a REIT for federal income tax purposes, the Company is required to distribute substantially all of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, the Company intends to declare regular quarterly dividends.

         Distributions will be authorized by the Board of Trustees and declared by the Company based upon a number of factors, including the amount of funds from operations, the Company's financial condition, debt service requirements, capital expenditure requirements, capital expenditure requirements for the Company's properties, the Company's taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Company's trustees deem relevant.

         On December 19, 2002, the Company declared a quarterly cash dividend of $0.13 per share payable on January 10, 2003, to common shareholders of record on December 31, 2002. Following is a summary of the taxable nature of the Company's dividends for the year ended December 31, 2002:

Percent taxable as ordinary income                                     52.82%
Percent non-taxable as return of capital                               47.18%
                                                                      -------
                                                                      100.00%

         The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles. In addition, the Company cannot provide any assurance as to the amount of timing of future distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities ("Service Operations"). The Company's Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

         The following sets forth selected consolidated financial and operating information on a historical basis for the Company from August 16, 2002 through December 31, 2002 and its predecessor for the period prior to August 16, 2002. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" included in this Form 10-K (in thousands, except per share amounts):

                                                                                      YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------
                                 1/1/2002
                                  THROUGH      8/16/2002
                                 8/15/2002      THROUGH       2002          2001           2000           1999           1998
                               (PREDECESSOR)  12/31/2002   (COMBINED)   (PREDECESSOR)  (PREDECESSOR)  (PREDECESSOR)  (PREDECESSOR)
                               -----------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:
Revenues:
Rental Operations              $        -     $     2,274  $    2,274    $         -    $          -    $      -       $        -
Service Operations (HADC)      $    4,145     $     7,559  $   11,704    $     4,568    $      4,458    $  2,979       $    3,259
TOTAL REVENUES                 $    4,145     $     9,833  $   13,978    $     4,568    $      4,458    $  2,979       $    3,259
NET INCOME (LOSS)              $   (1,015)    $        43  $     (972)   $       (51)   $         47    $   (582)      $      234

PER SHARE DATA(1):
Net Income per Common Share:
   Basic and Diluted                          $       .01
Weighted Average Common
   Shares Outstanding                               5,692
Weighted Average Common and                         6,054
   Dilutive Potential Common
   Shares

BALANCE SHEET DATA (AT
   DECEMBER 31):
Total Assets                                               $   75,265    $     1,535    $      1,438    $  1,703       $    1,681
Total Debt                                                 $    9,664            687    $        362    $    323       $      692
Total Liabilities (Including                               $   17,888    $     1,915    $      1,432    $  1,471       $    1,201
   Minority Interest)
Total Shareholders'/ Owners                                $   57,377    $      (379)   $          6    $    232       $      480
   Equity (Deficit)
Total Common Shares                                             5,692              -               -           -                -
   Outstanding

(1) Per share data is presented for the period from August 16, 2002 through December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BACKGROUND

         The Company is a self-managed real estate investment trust, or REIT. The Company was recently formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers. The properties acquired or developed will generally be leased to healthcare providers and physicians on long-term leases with annual lease rate escalations. Some of the criteria that will be used to determine property selections are; location; tenant quality; tenant mix; market appeal; purchase price; property condition; market trend and length of leases in place.

         Through the Company's predecessor company, its management team has assisted healthcare providers for over 25 years in planning or developing over 600 medical facilities projects in the United States and 14 foreign countries having an aggregate value in excess of $1.7 billion. Historically, many medical providers have had financial incentives, such as cost based reimbursement plans, to own their own properties. However, as the system of delivering medical services has evolved, the Company believes providers have increasingly sought third party ownership of these types of medical properties. This trend creates an attractive opportunity for the Company to meet the evolving real estate needs of medical care providers by acquiring, selectively developing and leasing a portfolio of specialty medical properties.

         On August 15, 2002, the Company's Registration Statement on Form S-11 was declared effective, and on August 22, 2002, the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering). The public offering price of all shares sold was $12 per common share, resulting in net proceeds to the Company (after underwriters discount and offering expenses) of approximately $61.1 million. The Company contributed all of the net proceeds of the Initial Offering to the Operating Partnership in exchange for an approximate 94.0% general partnership interest. The Operating Partnership used approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt. The Company had no property ownership and leasing operations prior to August 16, 2002.

         The Company also conducts service operations through Hospital Affiliates Development Corporation (HADC), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (the Predecessor) for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these net assets. Accordingly, the results of operations for the year ended December 31, 2002 comprise those of the combined entities of the Company and the Predecessor from August 16, 2002 through December 31, 2002. All periods prior to August 16, 2002 include only the operations of the Predecessor.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

RENTAL OPERATIONS

         No activity related to rental operations was reflected on the Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 as the Company had no rental operations prior to August 16, 2002.

         Rental Operations revenue for the period August 16, 2002 through December 31, 2002 was $2.3 million. Rental Operations revenue is driven by income generated from properties held for rental purposes. The amount of rental revenue and operating expenses recognized during 2002 is entirely related to the acquisition of the seven properties discussed above following completion of the Initial Offering. The Urology Center of the South near Memphis, Tennessee and the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services were acquired by the Company on August 22, 2002. The Company purchased Partell Medical Center in Las Vegas, Nevada and Park Medical Center in Charlotte, North Carolina on November 8, 2002 and December 1, 2002, respectively.

                                                       2002 RENTAL OPERATIONS REVENUE
                                                               (In Thousands)
         Property Name             August     September     October     November     December      Total
Sierra Health Services (4           $ 95        $ 342        $ 342         $342         $342       $1,463
     properties)
Urology Center of the South           39          150          150          150          150          639
Partell Medical Center                 0            0            0           46           68          114
Park Medical Center                    0            0            0            0           58           58
                                   ----------------------------------------------------------------------
                        Total       $134        $ 492        $ 492         $538         $618       $2,274
                                   ----------------------------------------------------------------------

         The leases pertaining to the four outpatient treatment centers in Las Vegas, Nevada and the Urology Center of the South near Memphis, Tennessee are all net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years.

SERVICE OPERATIONS

         Development and project management fees increased by $7.1 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The significant increase is due to a 2002 signing of a design - build contract by HADC on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the increase in revenue is substantially offset by a corresponding increase in cost of sales and project costs.

         The decrease in total income from service operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to a decline in construction activities and consulting revenue earned by HADC. During 2002, HADC's resources devoted considerable time to efforts connected with the Company's Initial Offering as well as potential acquisition and development projects for the Operating Partnership. Management of HADC is committed to rebuilding its third party consulting services practice to ensure that HADC operations achieve acceptable levels of profitability.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses, including expenses at HADC, were $3.1 million for the year ended December 31, 2002, as compared to $2.5 million for the year ended December 31, 2001. The increase is the result of the additional costs associated with the increases in staff and other operational changes in contemplation of and subsequent to the Initial Offering. In order to increase shareholder return, management is focused on managing general and administrative expenses. Management believes the Company currently has sufficient resources at the corporate level to manage a substantial increase in the size of its portfolio. Therefore, as rental properties are added to the portfolio, general and administrative expenses should not grow proportionately. The following chart shows the general and administrative expense for each of the business segments:

                                                                QUARTER
                                               AUGUST 16 -        ENDED          YEAR ENDED      YEAR ENDED
                                              SEPTEMBER 30,    DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                  2002            2002              2002            2001
General and administrative expenses:
     Corporate & Rental Operations              $ 304,520        $546,770         $  851,290              N/A
     Service Operations (HADC)                  $ 363,746        $208,062         $2,264,478     $  2,475,510
                                                ---------        --------         ----------     ------------
Total:                                          $ 668,266        $754,832         $3,115,768     $  2,475,510
                                                =========        ========         ==========     ============

OTHER INCOME AND EXPENSES

The increase in other expenses was primarily due to the loss recognized on the interest rate swap instrument during the year ended December 31, 2002. The Company currently has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South ("Brierbrook, L.L.C.") and the debt related to the swap was retired at the time of the acquisition. Financial results for the period August 16, 2002 through December 31, 2002 were impacted by the loss on the fair value of the interest rate swap and the monthly amount paid or received on the interest rate swap that resulted from changes in the LIBOR interest rate. Fluctuations in the interest rate market indicated an increase of ($231,818) in the fair value or the amount the Company would be required to pay to retire the swap instrument. At this time the Company does not intend to retire this swap during its life, and if not retired, then it will expire, and the Company will not realize this loss related to changes in the fair value of the swap. The swap expiration date is June 29, 2006.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

RENTAL OPERATIONS

         No activity related to rental operations was reflected on the Consolidated Statements of Operations for the years ended December 31, 2001 and 2000, as the Company had no rental operations prior to August 16, 2002.

SERVICE OPERATIONS

         Development and project management fees increased by $0.1 million or 2.5% to $4.6 million for the year ended December 31, 2001, as compared to $4.5 million for the year ended December 31, 2000. Although the number of projects in process throughout 2001 decreased from 2000, there was a larger percentage of project management contracts in 2001, with higher margins, than the planning and interior design contracts in process during 2000. Cost of sales and project costs decreased by $0.1 million or 4.1% to $1.8 million for the year ended December 31, 2001, as compared to $1.9 million for the year ended December 31, 2000. The decrease is consistent with the decrease in the number of projects in process in 2001 compared to 2000.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses remained constant at $2.5 million for 2001 and 2000 due to the same level of staff throughout each year and similar expenses.

CRITICAL ACCOUNTING POLICIES

REAL ESTATE INVESTMENTS

         The Company utilizes the guidelines established under SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and may not ultimately be achieved.

REVENUE AND COST RECOGNITION

         Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company's estimated contract percentage completion and as a result could have a material impact on the Company's net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts.

DEFERRED INCOME TAXES

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its cash flow from operations.

         On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio. As of December 31, 2002, there was no outstanding balance on this line of credit.

         The Company assumed $8.9 million of mortgage debt at face value in connection with the acquisition of Park Medical Center and Partell Medical Center. This debt is secured by first mortgages on these properties. At December 31, 2002, the Company had total debt of $8.9 million, all of which was fixed rate.

         On December 31, 2002, the Company had $8.2 million of cash and cash equivalents. Net cash used in operating activities was $322,000 for the year ended December 31, 2002, primarily due to a decline in construction activities and consulting revenue earned by HADC and also due to the fact that the Company generated operating cash flows from Rental Operations for approximately only one quarter.

         Net cash used in investing activities was $51.6 million for the year ended December 31, 2002, primarily due to the acquisition of the seven medical properties discussed above.

         Net cash provided by financing activities was $60.0 million for the year December 31, 2002, primarily attributable to the net proceeds received from the IPO.

         In the first quarter of 2003, the Company entered into an agreement to acquire a portfolio of 12 multi-tenant medical office buildings for an aggregate purchase price of approximately $68 million. The Company will assume mortgage debt of approximately $38 million and will pay the $30 million balance of the purchase price with a combination of available cash and borrowings under the $25 million secured credit facility. The Company expects the acquisition to close in the second quarter of 2003.

         The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flow from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions under contract as short-term needs that will be funded either from other indebtedness, or the issuance of additional equity securities.

         The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless its acquisition criteria are met.

FUNDS FROM OPERATIONS (FFO)

         The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to minority interest unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the period from August 16, 2002 (date of Initial Offering) through December 31, 2002:

                                                                           For the Period August 16, 2002
                                                                              Through December 31, 2002
                                                                           ------------------------------
Net Income                                                                          $    43,260
Add back (deduct):
     Depreciation and amortization                                                  $   481,256
     Minority interest share of depreciation and amortization                           (29,000)
                                                                                    -----------
FUNDS FROM OPERATIONS                                                               $   495,516
                                                                                    ===========

RELATED PARTIES AND OTHER TRANSACTIONS

         In addition to the transactions relating to formation of the Company and the Initial Offering, in the normal course of business and, in management's opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

         The Company pays an overhead sharing fee to a company in which certain executive officers of the Company have an ownership interest. This fee of $17,500 per month is to cover fixed overhead costs such as rent, certain office support staff services, and other fixed expenses. The Company reimburses other direct expenses as incurred.

         In December 2002, Alliance Design Group, LLC, ("ADG") an affiliate of Windrose International, LLC, which prior to the Initial Offering was the owner of the Predecessor, repaid in full a demand note held with the Company, which bore interest at a rate of 9.5% per annum. Certain executive officers of the Company are owners of Windrose International LLC.

INFLATION

         All of the Company's net leases require the tenant to pay, as additional rent, any increases in real estate taxes and operating expenses. Many of the Company's multi-tenant leases require a tenant to pay as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, most of the leases provide for fixed increases in base rent or indexed escalations (based on increases in the Consumer Price Index or other fixed percentages). The Company believes that a significant portion of inflationary increases in expenses will be offset by these expense reimbursements and contractual rent increases. However, such lease provisions may not fully protect the Company from the effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinded SFAS No. 4, SFAS No. 44, and SFAS No. 64, as well as amending SFAS No. 13. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting costs associated with exit or disposal activities. The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, and amendment of FASB Statement No. 123 ("SFAS No. 148"). SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to the fair value based method of accounting for employee stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in annual and interim financial statements about the method of accounting for stock-based compensation and its effect on reported results. The disclosure provisions of SFAS No. 148 are included in the accompanying Notes to Consolidated Financial Statements.

         In November 2002, FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45") which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"), which addresses consolidation of certain variable interest entities and is effective January 31, 2003. The Company does not anticipate that the adoption of Interpretation 46 will have a material impact on its financial statements or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control. The Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

         As of December 31, 2002, total outstanding debt of the Company was $9,664,112. The current outstanding debt balances relate to fixed rate mortgages assumed through the Partell Medical Center and Park Medical Center acquisitions. The fair value of this debt approximates its carrying value. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio. There were no amounts outstanding on this line of credit facility as of December 31, 2002.

         The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South from Brierbrook Partners and the debt related to the swap was retired at the time of the acquisition. During the period from August 16, 2002 through December 31, 2002, the Company recognized a loss of $231,818 from this interest rate swap contract. The fair value of the interest rate swap at December 31, 2002 was a $680,125 liability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included under Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 8, 2003.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

         Based on the most recent evaluation, which was completed within 90 days of the filing of this report, the chief executive officer and chief financial officer believe that the Company's disclosure controls and procedures are effective. There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls subsequent to the date management completed its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of the Company, together with the Independent Auditors' Report, are included in the Company's Annual Report to shareholders for the year ended December 31, 2002, filed as Exhibit 13.01 to this Form 10-K, are incorporated by reference into this Item 15:

                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                           F-2
Consolidated Balance Sheets, December 31, 2002 and 2001                                F-3
Consolidated Statements of Operations, Years Ended December 31, 2002, 2001             F-4
and 2000
Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001             F-5
and 2000
Consolidated Statements of Shareholders' Equity (Deficit), Years                       F-6
Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements                                             F-7

2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule III -- Real Estate and Accumulated Depreciation

3.       EXHIBITS

         The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed document previously filed with the SEC.

 EXHIBIT
 NUMBER                                           DESCRIPTION
 ------                                           -----------
 3.01          Registrant's Articles of Incorporation.*
 3.02          Registrant's Bylaws.*
 4.01          Form of Common Share Certificate.*
10.01          Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties,
                    L.P.*
10.02          Windrose Medical Properties Trust 2002 Stock Incentive Plan.*
10.03          Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio,
                    Inc.*
10.04          Contract of Acquisition between Windrose Medical Properties Trust and Park Medical
                    Associates, LLC, dated May 7, 2002.*
10.04.1        Amended and Restated Contract of Acquisition, dated July 8, 2002, by and between Windrose
                    Medical Properties, L.P. and Park Medical Associates, LLC.*

10.05          Form of Purchase and Sale Agreement for Class A limited liability interests in Brierbrook
                    Partners, LLC.*
10.05.1        Form of Purchase and Sale Agreement for Class A limited
                    liability interests in Brierbrook Partners, LLC.*
10.06          Contribution Agreement dated May 23, 2002 among Windrose International, LLC, Med
                    Properties Management Group, LLC, Hospital Affiliates Development Corporation, Med
                    Properties Asset Group LLC, Fred S. Klipsch, O.B. McCoin, Robin Barksdale, Charles
                    Lanham, Frederick L. Farrar, Mike Klipsch, Steve Klipsch, Windrose Medical
                    Properties, L.P. and Windrose Medical Properties Trust.*
10.07          Purchase and Sale Agreement dated May 10, 2002 among Windrose Medical Properties Trust,
                    CPSIEM, LLC and CPSIEE, LLC.*
10.07.1        Purchase and Sale Agreement dated May 10, 2002 among
                    Windrose Medical Properties Trust, CPSIEM, LLC and
                    CPSIEE, LLC.*
10.08          First Amendment to Purchase and Sale Agreement dated May 23, 2002 among Windrose Medical
                    Properties Trust, CPSIEM, LLC and CPSIEE, LLC.*
10.09          Urology Center of the South Ambulatory Surgery Center Amended and Restated Lease
                    Agreement dated June 26, 2001 between Brierbrook Partners, LLC and Urology
                    Ambulatory Surgery Center, L.L.C.*
10.10          Urology Center of the South Office Lease Agreement dated June 26, 2001 between Brierbrook
                    Partners, LLC and Urology Center of the South, P.C.*
10.11          Urology Center of the South Clinic Lease Agreement dated June 26, 2001 between Brierbrook
                    Partners, LLC and Urology Center of the South, P.C.*
10.12          Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                    Associates, Inc. (2300 W. Charleston).*
10.13          Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                    Associates, Inc. (2316 W. Charleston Blvd).*
10.14          Lease Agreement dated December 28, 2000 between CPSIEE, LLC and Southwest Medical
                    Associates (4475 S. Eastern Avenue).*
10.15          Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                    Associates, Inc. (8880 S. Rancho Drive).*
10.16          Office Lease and Guaranty Agreement dated May 16, 1988 by and between Park 51 Associates and Meclenberg Medical Group, P.A., as amended.*
10.17          Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of
                    CPSIEM, LLC (2300 W. Charleston).*
10.18          Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of
                    CPSIEM, LLC (2316 W. Charleston).*
10.19          Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of
                    CPSIEE, LLC (4425 S. Eastern Avenue).*
10.20          Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of
                    CPSIEM, LLC.*
10.21          Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to
                    General Electric Capital Corporation.*
10.22          Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park
                    Medical Associates General Partnership.*
10.23          Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from
                    Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the
                    benefit of General Electric Capital Corporation.*
10.24          Urology Ambulatory Surgery Center Subordination, Limited Guaranty and Indemnification
                    Agreement, dated June 26, 2001, by and among Urology Center of the South, P.C.
                    (UCS), Urology Ambulatory Surgery Center, LLC (UASC), and Brierbrook.*

10.25          Form of Urology Ambulatory Surgery Center Subordination, Non-Compete, Limited Guaranty
                    and Indemnification Agreements, dated June 26, 2001, by and among each of the UCS physicians, UASC, UCS and Brierbrook.*
10.26          Urology Ambulatory Surgery Center Subordination Agreement, dated June 26, 2001 by and among Ambulatory Operations, Inc., UASC and Brierbrook.*
10.27          Urology Ambulatory Surgery Center Subordination Agreement, dated June 26, 2001, by and among LeBonheur Ambulatory Services, Inc., UASC and Brierbrook.*
10.28          Hazardous Materials Indemnity Agreement dated August 2, 1999 by Park Medical Associates
                    General Partnership and Diane B. Ruers for the Benefit of General Electric Capital
                    Corporation.*
10.29          Assignment of Leases and Rents dated August 2, 1999 by Park Medical Associates General
                    Partnership to General Electric Capital Corporation.*
10.30          Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P.
                    and Fred S. Klipsch.*
10.31          Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P.
                    and Frederick L. Farrar.*
10.32          Contract of Acquisition by and between Windrose Medical Properties, L.P. and J&M Quail
                    Meadows, L.L.C. dated as of July 15, 2002.*
10.33          Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C.
                    to Fred Klipsch.*
10.34          Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to
                    Klipsch Audio, Inc.*
10.35          Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                    Robin P. Barksdale.*
10.36          Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                    Frederick L. Farrar.*
10.37          Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                    Fred S. Klipsch.*
10.38          Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                    Athena Development.*
10.39          Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to
                    Charles Lanham.*
10.40          Promissory Note payable by Alliance Design Group to Hospital Affiliates Development
                    Corporation.*
10.41          Commitment Letter, dated July 18, 2002, from the Huntington National Bank to Windrose
                    Medical Properties, L.P.*
10.42          Master Agreement dated as of October 1, 2001 between Brierbrook Partners, LLC and
                    SouthTrust Bank.*
10.43          Confirmation, dated October 10, 2001, from SouthTrust Bank to Brierbrook Partners, LLC.*
10.44          Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose
                    Medical Properties, L.P. and The Huntington National Bank.
10.45          Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The
                    Huntington National Bank.
13.01          Annual Report to Shareholders for the Year ended December 31, 2002.
21.01          List of Subsidiaries of the Registrant.*
99.01          Certification of Chief Executive Officer.
99.02          Certification of Chief Financial Officer.

*Previously filed as an exhibit to the Company's Registration Statement on Form
  S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

(b)      REPORTS ON FORM 8-K

         Form 8-K filed on November 15, 2002, regarding the filing of certifications by the Company's Chief Executive Officer and Chief Financial Officer.

(c)      EXHIBITS

         The exhibits required to be filed with this Form 10-K pursuant to Item 601 of regulation S-K are listed under "Exhibits" in Part IV, Item 15(a)(3) of this Form 10-K, and are incorporated herein by reference.

(d)      FINANCIAL STATEMENT SCHEDULE

         The Financial Statement Schedule required to be filed with this Form 10-K is listed under "Consolidated Financial Statement Schedules" in
         Part IV, Item 15(a)(1) of this Form 10-K, and is incorporated herein by reference.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                                                                     PAGE
Independent Auditors' Report......................................................................................   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001......................................................   F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000........................   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000........................   F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended December 31, 2002, 2001
and 2000 .........................................................................................................   F-6

Notes to Consolidated Financial Statements........................................................................   F-7

                          Independent Auditors' Report

The Board of Trustees and Shareholders
Windrose Medical Properties Trust:

We have audited the accompanying consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries (see Note 1) as of December 31, 2002 and 2001, the related consolidated statements of operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2002, and the consolidated statements of cash flows and shareholders' equity (deficit) for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2002 and 2001, the results of their operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2002, and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Indianapolis, Indiana
February 18, 2003

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                                                                                               2002               2001
                                                                                          -------------      ------------
                                                                                                             (PREDECESSOR)
                                     ASSETS

Real Estate Investments:
   Land                                                                                   $   8,455,937      $          -
   Buildings                                                                                 52,630,420                 -
                                                                                          -------------      ------------
                                                                                             61,086,357                 -
   Accumulated Depreciation                                                                    (407,018)                -
                                                                                                             ------------
                                                                                          -------------

NET REAL ESTATE INVESTMENTS                                                                  60,679,339                 -

Cash and Cash Equivalents                                                                     8,237,588           115,290
Receivables on Construction and Consulting Contracts                                            730,900           837,304
Straight-line Rent Receivable                                                                   294,026                 -
Due from Affiliate                                                                                   -            219,000
Revenue Earned in Excess of Billings                                                          1,268,785           209,017
Deferred Leasing Commissions, Net of Accumulated Amortization of $74,238                      2,885,385                 -
Deferred Financing Fees, Net of Accumulated Amortization of $27,783                             282,060                 -
Other Assets                                                                                    886,804           154,658
                                                                                          -------------      ------------
     TOTAL ASSETS                                                                         $  75,264,887      $  1,535,269
                                                                                          =============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Secured Debt                                                                                  9,664,113                 -
Lines of Credit                                                                                       -           498,133
Notes Payable to Owners                                                                               -           188,660
Billings in Excess of Revenues Earned                                                           404,268           444,423
Accounts Payable and Accrued Expenses                                                         1,039,314           472,803
Consulting and Construction Payables                                                          1,357,243            83,548
Dividends Payable to Shareholders                                                               739,923                 -
Tenant Security Deposits and prepaid rent                                                       175,281                 -
Deferred Tax Liability                                                                                -           227,000
Accumulated Loss on Interest Rate Swap                                                          680,125                 -
                                                                                          -------------      ------------
     TOTAL LIABILITIES                                                                       14,060,267         1,914,567

Minority Interest                                                                             3,827,456                 -

SHAREHOLDERS' EQUITY (DEFICIT):
   Common Stock ($.01 par value); 100,000,000 Shares Authorized, 5,691,710 Issued and
        Outstanding at December 31, 2002 and No Shares Issued and Outstanding at
        December 31, 2001                                                                        56,917                 -
   Additional Paid In Capital                                                                58,016,910                 -
   Distributions in Excess of Net Income                                                       (696,663)
   Members' Deficit                                                                                   -          (379,298)
                                                                                          -------------      ------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                    57,377,164          (379,298)
                                                                                          -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      $  75,264,887      $  1,535,269
                                                                                          =============      ============

           See accompanying Notes to Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  JANUARY 1, 2002      AUGUST 16, 2002                   YEARS ENDED
                                                      THROUGH             THROUGH                        DECEMBER 31,
                                                   AUGUST 15, 2002   DECEMBER 31, 2002    ------------------------------------------
                                                                                          2002           2001               2000
                                                  (Predecessor)      (Company)         (Combined)   (Predecessor)      (Predecessor)
RENTAL OPERATIONS:
  Revenues:
    Rental income                                 $           -     $    2,274,130     $ 2,274,130     $       -         $         -
                                                  -------------     --------------     -----------     ---------         -----------

  Operating expenses:
    Rental expenses                                           -            163,351         163,351             -                   -
    Interest expense                                          -            124,363         124,363             -                   -
    Depreciation and amortization                             -            481,256         481,256             -                   -
                                                  -------------     --------------     -----------     ---------         -----------
      Total operating expenses                                -            768,970         768,970             -                   -
                                                  -------------     --------------     -----------     ---------         -----------
    Income from rental operations                             -          1,505,160       1,505,160             -                   -
                                                  -------------     --------------     -----------     ---------         -----------
SERVICE OPERATIONS (HADC)
  Revenues:
    Development and project management fees           4,145,468          7,559,007      11,704,475     4,568,284           4,458,305
    Cost of sales and project costs                   3,541,826          7,535,403      11,077,229     1,782,881           1,858,399
                                                  -------------     --------------     -----------      --------         -----------
      Total income from service operations              603,642             23,604         627,246     2,785,403           2,599,906
                                                  -------------     --------------     -----------     ---------         -----------

General and administrative expenses                   1,692,670          1,423,098       3,115,768     2,475,510           2,451,795
                                                  -------------     --------------     -----------     ---------         -----------

      Operating income (loss)                        (1,089,028)           105,666        (983,362)      309,893             148,111

OTHER INCOME (EXPENSE)
    Interest income (expense)                           (22,169)           (27,091)        (49,260)      (22,115)           (29,660)
    Loss on interest rate swap                                -           (231,818)       (231,818)            -                   -
    Other expense                                       (30,404)           (49,635)        (80,039)      (18,148)           (30,514)
                                                  -------------     --------------     -----------      --------         -----------

 Net income (loss) before taxes and minority
interest                                             (1,141,601)          (202,878)     (1,344,479)      269,630              87,937
                                                  -------------     --------------     -----------      --------         -----------

    Income tax (expense) benefit                        126,000            255,141         381,141      (321,000)           (41,000)
                                                  -------------     --------------     -----------      --------         -----------

Net income (loss) before minority interest           (1,015,601)            52,263        (963,338)      (51,370)             46,937
                                                  -------------     --------------     -----------     ---------         -----------

    Minority interest in income of common unit
    holders and other subsidiaries                            -             (9,003)         (9,003)            -                   -
                                                  -------------     --------------     -----------      --------         -----------

Net income (loss) available for common            $  (1,015,601)    $       43,260     $  (972,341)    $ (51,370)        $    46,937
                                                  =============     ==============     ===========     =========         ===========

Net income (loss) per common share:
    Basic and diluted                                               $         0.01
                                                                    ==============

    Weighted average number of common shares
    outstanding                                                          5,691,710
                                                                    ==============
    Weighted average number of common and dilutive
    potential common shares                                              6,054,043
                                                                    ==============

           See accompanying Notes to Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                      2002               2001             2000
Cash flows from operating activities:

     Net income (loss)                                            $   (972,341)       $  (51,370)      $  46,937
                                                                  ------------        ----------       ---------

     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

     Depreciation and amortization                                     481,256            46,082          44,354
     Amortization of deferred financing fees                            27,783                 -               -
     Loss on interest rate swap                                        231,818                 -               -
     Minority interest                                                   9,003                 -               -
     Deferred income taxes                                            (380,389)          327,000          34,000
     Changes in operating assets and liabilities:
        Construction payables, net                                   1,380,099          (287,697)        359,847
        Revenues earned in excess of billings                       (1,059,768)         (141,881)        (60,571)
        Straight-line rent receivable                                 (294,026)                -               -
        Due from affiliate                                             219,000           (19,000)        (24,125)
        Billings in excess of revenues earned                          (40,155)         (307,420)          5,684
        Other accrued revenues and expenses, net                        75,618           353,861           6,650
                                                                  ------------        ----------       ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (322,102)          (80,425)        412,776

Cash flows from investing activities:

     Acquisition of real estate investments                        (51,460,997)                -               -
     Purchase of furnitures and fixtures                              (140,840)          (14,236)        (31,040)
                                                                  ------------        ----------       ---------
     NET CASH USED IN INVESTING ACTIVITIES                         (51,601,837)          (14,236)        (31,040)

Cash flows from financing activities:

     Proceeds from issuance of debt                                          -           125,000               -
     Payments on Indebtedness                                           (4,018)                -               -
     Net payments on notes payable to owners                          (188,660)                -          (1,250)
     Net proceeds (payments) on line of credit                        (498,133)          199,899          39,893
     Debt issuance costs                                              (309,843)                -               -
     Contributions from (distributions to) owners                      (86,503)         (333,600)       (273,023)
     Proceeds from issuance of common shares, net                   61,133,394                 -               -
                                                                  ------------        ----------       ---------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            60,046,237            (8,701)       (234,380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 8,122,298          (103,362)        147,356

     Cash and cash equivalents at beginning of the year                115,290           218,652          71,296
                                                                  ------------        ----------       ---------

     Cash and cash equivalents at end of the year                    8,237,588        $  115,290       $ 218,652
                                                                  ============        ==========       =========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                $    226,884        $   35,565       $  33,549
                                                                  ============        ==========       =========
     Income taxes paid                                            $          -        $    9,810       $       -
                                                                  ============        ==========       =========
     Issuance of partnership units for real estate investments    $  1,723,000        $        -       $       -
                                                                  ============        ==========       =========
     Net liabilities (including secured debt) assumed in
     acquisition of real estate investments                       $ 10,861,000        $        -       $       -
                                                                  ============        ==========       =========

           See accompanying Notes to Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                            DISTRIBUTIONS
                                                 COMMON STOCK         ADDITIONAL PAID-IN   IN EXCESS OF
                                             SHARES         AMOUNT         CAPITAL           NET INCOME
                                             ------         ------         -------           ----------
--------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       -     $       -   $                -   $           -
--------------------------------------------------------------------------------------------------------

Net Income                                          -             -                    -               -

Distributions to owners                             -             -                    -               -

--------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                       -     $       -   $                -   $           -
--------------------------------------------------------------------------------------------------------

Net Loss                                            -             -                    -               -

Distributions to owners                             -             -                    -               -

--------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                       -     $       -   $                -   $           -
--------------------------------------------------------------------------------------------------------

Net Loss                                            -             -                    -               -

Distributions to owners                             -             -                    -               -

--------------------------------------------------------------------------------------------------------
BALANCES AT AUGUST 15, 2002                         -     $       -   $                -   $           -
--------------------------------------------------------------------------------------------------------

Issuance of Common Stock, Net of            5,691,710     $  56,917   $       62,779,429               -
Underwriting Discount

Offering Costs                                      -             -           (1,702,952)              -

Adjustment Required to Reflect Predecessor          -             -           (3,059,567)              -
Basis

Net Income                                          -             -                    -          43,260

Dividends Declared                                  -             -                    -        (739,923)

--------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002               5,691,710     $  56,917   $       58,016,910   $    (696,663)
--------------------------------------------------------------------------------------------------------


                                               MEMBERS' EQUITY    TOTAL SHAREHOLDERS'
                                                  (DEFICIT)         EQUITY (DEFICIT)
                                                  ---------         ----------------
-----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                  $       231,758      $       231,758
-----------------------------------------------------------------------------------

Net Income                                              46,937               46,937

Distributions to owners                               (273,023)            (273,023)

-----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                  $         5,672      $         5,672
-----------------------------------------------------------------------------------

Net Loss                                       $       (51,370)             (51,370)

Distributions to owners                               (333,600)            (333,600)

-----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                  $      (379,298)     $      (379,298)
-----------------------------------------------------------------------------------

Net Loss                                            (1,015,601)          (1,015,601)

Distributions to owners                                (86,503)             (86,503)

-----------------------------------------------------------------------------------
BALANCES AT AUGUST 15, 2002                    $    (1,481,402)     $    (1,481,402)
-----------------------------------------------------------------------------------

Issuance of Common Stock, Net of                             -           62,836,346
  Underwriting Discount

Offering Costs                                               -           (1,702,952)

Adjustment Required to Reflect Predecessor           1,481,402           (1,578,165)
  Basis

Net Income                                                   -               43,260

Dividends Declared                                           -             (739,923)

-----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                                -      $    57,377,164
-----------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                        WINDROSE MEDICAL PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND INITIAL PUBLIC OFFERING

         Windrose Medical Properties Trust (the "Company") was organized in the state of Maryland in March, 2002 as a real estate investment trust. The Company intends to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. The Company was formed to invest in specialty medical properties and to capitalize on the experience and expertise of its management team in selectively acquiring, planning, developing and managing medical facilities. On August 15, 2002, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to August 16, 2002.

         The Company received net proceeds of $61.1 million after underwriters' discounts and expenses from its August 22, 2002 initial public offering of 5,691,710 common shares at a price of $12 per share (the "Initial Offering"). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the "Operating Partnership") for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center ("Partell") in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center ("Park") in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt.

         The Company also conducts service operations through Hospital Affiliates Development Corporation (HADC), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (the Predecessor) for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these net assets. Accordingly, the results of operations for the year ended December 31, 2002 comprise those of the combined entities of the Company from August 16, 2002 through December 31, 2002 and the Predecessor from January 1, 2002 to August 15, 2002. All periods prior to August 16, 2002 include only the operations of the Predecessor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Upon the acquisition of rental property, the Company evaluates all in-place tenant lease agreements to determine if the leases are at, below or above market rates. If a lease is determined to be above or below market, a corresponding asset or liability is recorded and amortized into income over the life of the lease. At the time of acquisition, a deferred lease commission asset is also recorded and amortized over the lease's remaining life.

         The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

CASH EQUIVALENTS

         Highly liquid investments with maturity of three months or less when purchased are classified as cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible.

DEFERRED COSTS

         Costs incurred in connection with obtaining financing are amortized to interest expense on the straight-line method over the term of the related loan. Costs associated with the leasing of real estate investments are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.

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

NET INCOME PER COMMON SHARE

         Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in earnings of unitholders, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.

         There was no adjustment to either the weighted average shares outstanding or the reported amounts of income for the effects of outstanding stock options in computing diluted earnings per share because the unexercised stock options were anti-dilutive.

         The 362,333 outstanding limited partners' units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests' share of income would also be added back to the net income.

FEDERAL INCOME TAXES

         The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the Company's REIT status. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends it pays to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of its taxable income currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

         REIT qualification reduces, but does not eliminate, the amount of state and local taxes paid by the Company. In addition, the Company's financial statements include the operations of a taxable REIT subsidiary that is not entitled to a dividends paid deduction and is subject to corporate federal, state, and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

         The following table reconciles the Company's net income to its taxable income before the dividends paid deduction for the period August 16, 2002 through December 31, 2002:

                                                                             FOR THE PERIOD
                                                                             AUGUST 16, 2002
                                                                                 THROUGH
                                                                            DECEMBER 31, 2002
                                                                         ------------------------
Net income                                                                      $  43,260
Book/tax differences                                                              347,587
                                                                                ---------
Adjusted taxable income subject to 90% dividend requirement                       390,847
                                                                                =========

           The Company's dividends paid deduction is summarized below:

                                                                          FOR THE PERIOD
                                                                          AUGUST 16, 2002
                                                                              THROUGH
                                                                         DECEMBER 31, 2002
Dividends declared                                                           $ 739,923
Less: Return of capital                                                       (349,076)
                                                                             ---------
Total dividends paid deduction attributable to adjusted
taxable income                                                               $ 390,847
                                                                             =========

         A summary of the tax characterization of the dividends paid per common share for the period August 16, 2002 through December 31, 2002 follows:

                                                                           2002
                                                                     ------------------
Total dividends declared per share                                        $  .13
                                                                          ======
Ordinary income                                                            52.82%
Return of capital                                                          47.18%
                                                                          ------
                                                                          100.00%
                                                                          ======

         Income taxes for the taxable REIT subsidiary are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company assesses the realizability of deferred tax assets and considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

STOCK BASED COMPENSATION

         The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company's fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company's net income and net income per share for the period from August 16, 2002 through December 31, 2002 would have been reduced to the pro forma amounts indicated below:

                                                                        For the period August 16, 2002
                                                                           through December 31, 2002
Net income as reported                                                        $           43,260
Deduct: Total stock based compensation expense
        determined under fair value method for all
        awards                                                                          (164,032)
                                                                              ------------------
Pro forma net loss                                                                      (120,772)
                                                                              ==================
Basic and diluted net income (loss) per share         As reported             $              .01
                                                      Pro forma               $             (.02)
                                                                              ------------------

         The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:


                                            FOR THE PERIOD AUGUST 16, 2002
                                               THROUGH DECEMBER 31, 2002
                                         --------------------------------------
Dividend yield                                                8.00%
Volatility                                                   42.47%
Risk-free interest rate of options                            3.25%
   granted on 8/16/2002 with expected
   life of five years
Risk-free interest rate of options                            3.82%
   granted on 8/16/2002 with expected
   life of seven years
Risk-free interest rate of options      .                     3.65%
   granted on 12/19/2002
Expected life of options with one year                     5 years
   vesting period
Expected life of options with four year                    7 years
   vesting period
Weighted-average fair value per                            $  2.33
   share of options granted

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company complies with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will use derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. SFAS 133 requires that the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative's change in fair market value be recognized immediately in earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments including indebtedness, which is discussed in Footnote 7 to the Consolidated Financial Statements.

USE OF ESTIMATES

         The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. DERIVATIVE INSTRUMENTS

         The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The assumed accumulated loss on the interest rate swap on the acquisition date was $448,307 and during the period from August 16, 2002 through December 31, 2002, the Company recognized a loss of $231,818 from this interest rate swap contract.

4. RELATED PARTIES AND OTHER TRANSACTIONS

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

         In December 2002, Alliance Design Group, LLC, ("ADG") an affiliate of Windrose International LLC, which prior to the Initial Offering was the owner of the Predecessor, repaid in full a demand note held with the Company, which bore interest at a rate of 9.5% per annum. Certain executive officers of the Company are owners of Windrose International LLC.

5. ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUES EARNED

         At December 31, 2002, the estimated period to complete contracts in process ranges from one month to three years, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within this time period. The following summarizes contracts in process at:

                                                                          DECEMBER 31,
                                                         -----------------------------------------------
                                                                   2002                      2001
                                                                -----------               ----------
Costs incurred on uncompleted contracts...........               $9,540,530              $ 2,859,126
Estimated earnings................................                1,606,525                2,763,032
                                                                 ----------              -----------
                                                                 11,147,055                5,622,158
Less billings to date.............................               10,282,538                5,857,564
                                                                 ----------              -----------
                                                                 $  864,517              $  (235,406)
                                                                 ==========              ===========

         Contracts in progress at December 31, 2002 and 2001 are included in the balance sheets under the following captions:

                                                                              DECEMBER 31,
                                                             -----------------------------------------------
                                                                        2002                   2001
                                                                     ----------            -------------
    Revenue earned in excess of billings..............               $1,268,785            $     209,017
    Billings in excess of revenue earned..............                 (404,268)                (444,423)
                                                                     ----------            -------------
                                                                     $  864,517            $    (235,406)
                                                                     ==========            =============

6. CONCENTRATION OF CREDIT RISK

         Five of the Company's seven properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

         Sierra Health Services, Inc. is the lease guarantor for four of the Company's seven properties. These four properties have a cost basis of approximately $39.3 million at December 31, 2002 and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers' compensation insurance.

         Financial information as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 of Sierra Health Services, Inc. and subsidiaries as filed with the Securities and Exchange Commission on Form 10-K may be found at the SEC's website www.sec.gov.

7. LONG TERM DEBT

         On September 30, 2002, the Company entered into a $25 million secured credit facility which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility has rates of LIBOR plus 1.75-2.00% depending on the leverage ratio. The line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At December 31, 2002, there were no amounts outstanding on the line of credit.

         At December 31, 2001, there were short-term borrowings of $498,133 under an available line of credit of $500,000. Interest accrued at a rate of prime plus 1% (5.75% at December 31, 2001) and was payable monthly. The line of credit was paid off with proceeds from the Initial Offering in August, 2002.

         Notes payable to owners of $63,660 at December 31, 2001 was evidenced by individual promissory notes with interest accruing at a rate of 9% per annum with interest due quarterly. An additional note payable to owner issued in 2001 of $125,000, bore interest at the bank's prime rate (4.75% at December 31, 2001). All notes payable to owners were paid off with proceeds from the Initial Offering in August, 2002.

         In connection with the acquisitions of Partell and Park, the following debt was assumed by the Company:

                                                                              Outstanding at 12/31/2002
                                                                              -------------------------
Fixed rate secured debt, including unamortized balance of debt
    premium, monthly payments of $35,726, including interest at                      $5,467,642
    7.62%, maturity date of September 30, 2011
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $26,666, including interest at
    7.97%, maturity date of February 28, 2010                                        $4,196,471
                                                                                     ----------
                  Total                                                              $9,664,113
                                                                                     ==========

         The fair value assigned to the fixed-rate debt at the acquisition date of Partell based on an estimated market interest rate of 6.1% was $5,476,302, and the resultant debt premium of $482,832 is being amortized to interest expense over the remaining term of the debt. At December 31, 2002 the unamortized balance of the debt premium was $478,189.

         The fair value assigned to the fixed-rate debt at the acquisition date of Park based on an estimated market interest rate of 6.5% was $4,200,166, and the resultant debt premium of $302,987 is being amortized to interest expense over the remaining term of the debt. At December 31, 2002 the unamortized balance of the debt premium was $299,292.

         At December 31, 2002, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

2003                              $     92,364
2004                                    99,811
2005                                   107,860
2006                                   116,558
2007                                   125,957
Thereafter                           8,344,082
                                  ------------
Total                             $  8,886,632
                                  ============

8. INCOME TAXES

         Income taxes are provided for the tax effects of transactions reported by the Operating Partnership's wholly-owned taxable REIT subsidiary, HADC.

         The components of the provision for income taxes are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                               DECEMBER 31,
                                              ----------------------------------------------
                                                  2002              2001           2000
                                              -------------      -----------    ------------
Current:
   Federal...........................                  --           (5,250)     $      6,125
   State.............................                  --             (750)              875
                                              -----------        ---------      ------------
                                                       --           (6,000)            7,000
                                              -----------        ---------      ------------

Deferred:
   Federal...........................            (333,498)         286,125            29,750
   State.............................             (47,643)          40,875             4,250
                                              -----------        ---------      ------------
                                                 (381,141)         327,000            34,000
                                              -----------        ---------      ------------

         Net tax expense
           (benefit).................         $  (381,141)       $ 321,000      $     41,000
                                              ===========        =========      ============

         Differences in income taxes at the statutory rate and the Company's actual provision for 2002 result from the Company's dividends paid deductions as a REIT. Differences in income taxes at the statutory rate and actual provision for 2001 and 2000 relate primarily to a wholly-owned limited liability subsidiary of the Predecessor, which was not subject to tax.

         The net deferred tax asset (liability) at December 31, 2002 and 2001 consists of the following components:

                                                         DECEMBER 31,
                                              -----------------------------------
                                                  2002               2001
Deferred tax asset...................         $    326,167       $            --
Deferred tax liability...............             (172,778)             (227,000)

                                              ------------       ---------------
Net deferred tax asset (liability)...         $    153,389       $      (227,000)
                                              ============       ===============

         The deferred tax asset primarily consists of a net operating loss carry forward. The deferred tax liability at December 31, 2002 is the result of the cash to accrual adjustment, which is being phased in over four years, as HADC was a cash basis tax payor until January 1, 2002. The deferred tax liability for 2001 consists of cash to accrual adjustments.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that these deferred tax assets will be realized.

         At December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $778,000 which are available to offset future federal and state taxable income, if any, through 2022.

9. STOCK BASED COMPENSATION

         The Company has established a stock plan for the purpose of attracting and retaining executive officers, employees, trustees and other persons and entities that provide services to us. The stock plan authorizes the issuance of options to purchase common shares and the grant of stock awards, performance shares, stock appreciation rights and incentive awards. The Company's officers and employees and those of its operating partnership and other subsidiaries are eligible to participate in the stock plan. The Company's trustees and other persons and entities that provide services to us are also eligible to participate in the stock plan.

         Up to 800,000 common shares are available for issuance under the stock plan. On August 15, 2002, options for an aggregate of 128,000 common shares were granted to the Company's executive officers and non-employee trustees. On December 19, 2002, an additional 11,500 options were granted to senior management of the Company.

         All options vest at the rate of 20% per year commencing on the date of grant except for options to purchase 42,000 and 20,000 common shares issued to Messrs. Klipsch and Farrar, respectively, which vest at the rate of 50% commencing on August 16, 2002 and 50% on August 16, 2003. There are a total of 139,500 options outstanding at December 31, 2002 with a weighted average exercise price of $12.

10. RETIREMENT PLAN

         The Company has a 40l(k) retirement plan. New employees must be employed for six consecutive months before becoming eligible for semiannual enrollment. The Company contributes a matching contribution equal to 50% of employee contributions. The maximum amount of matching contributions paid by the Company is 3% of the employee's salary which vests 20% per year. Total contributions for the period August 16, 2002 through December 31, 2002 amounted to $10,881.

11. LEASING

         The following table displays the Company's portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

         At December 31, 2002, future minimum rentals to be received during the next five years under existing non-cancelable leases, excluding tenants current pro rata share of operating expenses, are as follows ($ in thousands):

2003                                                  $ 6,277
2004                                                    6,218
2005                                                    6,017
2006                                                    5,633
2007                                                    5,616
Thereafter                                             58,116
                                                      -------
Total                                                 $87,877
                                                      =======

12. SEGMENT REPORTING

         The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities ("Service Operations"). The Company's Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

         Non segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and other assets.

         The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non-property specific revenues and expenses are not allocated to individual segments in determining the Company's performance measure.

         The revenues and FFO for each of the reportable segments for the three-years ended December 31, 2002 and the assets for each of the reportable segments as of December 31, 2002 and December 31, 2001, are summarized as follows:

                                                                    YEARS ENDED DECEMBER 31

                                                2002                          2001                       2000
                                             (Combined)                  (Predecessor)              (Predecessor)
REVENUES
Rental Operations                        $         2,274,130                       --                         --
Service Operations                       $        11,704,475                4,568,284                  4,458,305
                                         -------------------              -----------                -----------
Consolidated Revenue                     $        13,978,605                4,568,284                  4,458,305
                                         ===================              ===========                ===========

                                                  JANUARY 1, 2002     AUGUST 16, 2002                  YEARS ENDED
                                                      THROUGH             THROUGH                      DECEMBER 31,
                                                  AUGUST 15, 2002    DECEMBER 31, 2002      2002          2001           2000
                                                   (Predecessor)         (Company)       (Combined)   (Predecessor)  (Predecessor)
FUNDS FROM OPERATIONS
  Rental Operations
                                                  $             --   $       1,986,416    1,986,416   $        --    $          --
    Service Operations (HADC)                              603,642              23,604      627,246     2,785,403        2,599,906
                                                  ----------------   -----------------   ----------   -----------    -------------
Total Segment FFO                                          603,642           2,010,020    2,613,662     2,785,403        2,599,906
  Non Segment FFO:
    Interest                                               (22,169)            (27,091)     (49,260)      (22,115)         (29,660)
    General and administrative expense                  (1,692,670)         (1,423,098)  (3,115,768)   (2,475,510)      (2,451,795)
    Other expenses                                         (30,404)            (49,635)     (80,039)       18,148)         (30,514)
    Interest Rate Swap                                          --            (231,818)    (231,818)           --               --
    Income Tax (Expense) Benefit                           126,000             255,141      381,141      (321,000)         (41,000)
    Minority interest in Net Income                             --              (9,003)      (9,003)           --               --
                                                  ----------------   -----------------   ----------   -----------    -------------
Consolidated FFO                                        (1,015,601)            524,516     (491,085)      (51,370)          46,937
Depreciation and amortization:                                  --            (481,256)    (481,256)           --               --
                                                  ----------------   -----------------   ----------   -----------    -------------
Net Income (Loss) Available for Common
   Shareholders                                   $     (1,015,601)  $          43,260     (972,341)      (51,370)          46,937
                                                  ================   =================   ==========   ===========    =============

                                                            DECEMBER 31,           DECEMBER 31,
                                                                2002                   2001
                                                         --------------------   --------------------
                                                                                   (PREDECESSOR)

ASSETS

         Rental Operations                                  $ 64,486,193           $         --

         Service Operations                                    2,229,152              1,397,521
                                                            ------------           ------------
            Total Segment Assets                              66,715,345              1,397,521

         Non-Segment Assets                                    8,549,542                137,748
                                                            ------------           ------------
            Consolidated Assets                             $ 75,264,887           $  1,535,269
                                                            ============           ============

13. COMMITMENTS AND CONTINGENCIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

14. SUBSEQUENT EVENTS

Medical Properties of America Acquisition

         The Company entered into an agreement to acquire the real estate assets of Medical Properties of America and its affiliates ("MPA") pursuant to an Agreement and Plan of Purchase dated as of January 31, 2003 and amended February 17, 2003, by and among the Company and MPA. MPA is a privately held real estate investment company headquartered in Nashville, TN that acquires, owns, and manages strategically located healthcare real estate. Included in the portfolio of properties to be acquired are twelve multi-tenant medical office buildings located in

Florida, Georgia, Tennessee and Texas. Subject to change upon closing, the amended purchase price of this asset acquisition is $67,630,000. The portfolio will be purchased by a combination of assumed debt of approximately $38 million and cash of $30 million, allowing the Company to complete the transaction without changes to its capital structure.

                    SELECTED QUARTERLY FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                                          PERIOD AUGUST 16,
                                                                  QUARTER ENDED                THROUGH
2002                                                               DECEMBER 31,             SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------
CORPORATE AND RENTAL OPERATIONS
Revenues                                                            $  1,648,638           $      625,492
General and administrative expense                                  $    546,770           $      304,520
Income from Corporate and Rental Operations                         $    423,533           $      (73,421)

SERVICE OPERATIONS (HADC)
Revenues                                                            $  5,237,664           $    2,321,343
General and administrative expense                                  $    208,062           $      363,746
Income from Service Operations (HADC)                               $   (258,109)          $      (34,954)
Consolidated net income (loss) available for common                 $    136,044           $      (92,784)
     shares
Basic and diluted income (loss) per common share                    $       0.02           $        (0.02)
Weighted average common shares                                      $  5,691,710           $    5,691,710

                                       SCHEDULE III

WINDROSE MEDICAL PROPERTIES TRUST
REAL ESTATE AND ACCUMULATED
DEPRECIATION
DECEMBER 31, 2002
(IN THOUSANDS)

                                                                                                                         COST
                                                                                            INITIAL COST            CAPITALIZED
                              GEOGRAPHICAL                                              ----------------------      SUBSEQUENT TO
DEVELOPMENT                     LOCATION          BUILDING TYPE      ENCUMBRANCE         LAND        BUILDINGS      ACQUISITION(1)
-----------                     --------          -------------      -----------         ----        ---------      --------------
Urology Center of             Germantown, TN      Medical                  (1)           2,640          7,625            --
the South (1325                                   Office/
Wolf Park Drive)                                  Ambulatory
                                                  Surgery Center

2300-2316                     Las Vegas, NV       Medical Office           (1)           1,834         11,110            --
Charleston Sierra

4475 S. Eastern               Las Vegas, NV       Medical Office           (1)           1,747         12,147            --
Sierra

888 S. Rancho                 Las Vegas, NV       Medical Office           (1)             343         10,207            --
Sierra

Partell Medical               Las Vegas, NV       Medical Office       4,989             1,332          6,318            --
Center (2870 S.
Maryland Pkwy)

Park Medical                  Charlotte, NC       Medical Office       3,897               559          5,223            --
Center (10512 Park
Road)

                                                                     -------            ------        -------
TOTALS                                                               $ 8,886            $8,456        $52,630
                                                                     =======            ======        =======

                         GROSS BOOK VALUE 12/31/02
                     --------------------------------------
                       LAND/
                       LAND                                       ACCUMULATED          YEAR               YEAR      DEPRECIABLE
DEVELOPMENT             IMP         BLDGS/TI         TOTAL        DEPRECIATION      CONSTRUCTED         ACQUIRED       LIFE
-----------             ---         --------         -----        ------------      -----------         --------    -----------
Urology Center of      2,640           7,625          10,265           66              2002               2002          40
the South (1325
Wolf Park Drive)

2300-2316              1,834          11,110          12,944          102              1985/              2002          40
Charleston Sierra                                                                      1982

4475 S. Eastern        1,747          12,147          13,894          112              1998               2002          40
Sierra

888 S. Rancho            343          10,207          10,550           94              1982               2002          40
Sierra

Partell Medical        1,333           6,318           7,651           22              1991               2002          40
Center (2870 S.
Maryland Pkwy)

Park Medical             559           5,223           5,782           11              1988               2002          40
Center (10512 Park
Road)
                     -------        --------        --------      -------
         TOTAL       $ 8,456        $ 52,630        $ 61,086      $   407
                     =======        ========        ========      =======

(1) On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee.

                                    SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              WINDROSE MEDICAL PROPERTIES
                              TRUST (Registrant)

Date: March 31, 2003
                              By:         /S/  FRED S. KLIPSCH
                                  ---------------------------------------------
                                               FRED S. KLIPSCH
                                  CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND TRUSTEE
                                             (PRINCIPAL EXECUTIVE OFFICER)

                              By:         /S/  DOUG HANSON
                                  ---------------------------------------------
                                               DOUG HANSON
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                                     TITLE                             DATE
         ---------                                     -----                             ----
/s/ FRED S. KLIPSCH                        Chairman, Chief Executive                 March 31, 2003
-----------------------------------        Officer, and Trustee
     FRED S. KLIPSCH                       (Principal Executive Officer)

/s/ FREDERICK L. FARRAR                    President, Chief Operating                March 31, 2003
-----------------------------------        Officer and Treasurer
    FREDERICK L. FARRAR

/s/ BAIN J. FARRIS                         Trustee                                   March 31, 2003
-----------------------------------
      BAIN J. FARRIS

/s/ BRUCE M. JACOBSON                      Trustee                                   March 31, 2003
-----------------------------------
    BRUCE M. JACOBSON

/s/ CHARLES E. LANHAM                      Trustee                                   March 31, 2003
-----------------------------------
    CHARLES E. LANHAM

/s/ DAVID L. MARAMAN                       Trustee                                   March 31, 2003
-----------------------------------
      DAVID L. MARAMAN

/s/ RANDALL TOBIAS                         Trustee                                   March 31, 2003
-----------------------------------
       RANDALL TOBIAS

/s/ NORMAN ZAHLER                          Trustee                                   March 31, 2003
-----------------------------------
       NORMAN ZAHLER

                                  CERTIFICATION

I, Fred S. Klipsch, certify that:

1. I have reviewed this annual report on Form 10-K of Windrose Medical Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ Fred S. Klipsch
                                   ---------------------------------------------
                                   Chairman, Chief Executive Officer and Trustee

                                  CERTIFICATION

I, Doug Hanson, certify that:

1. I have reviewed this annual report on Form 10-K of Windrose Medical Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                      /s/ Doug Hanson
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                   EXHIBIT TITLE
-------                                                  -------------
 3.01             Registrant's Articles of Incorporation.*
 3.02             Registrant's Bylaws.*
 4.01             Form of Common Share Certificate.*
10.01             Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.*
10.02             Windrose Medical Properties Trust 2002 Stock Incentive Plan.*
10.03             Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio,
                       Inc.*
10.04             Contract of Acquisition between Windrose Medical Properties Trust and Park Medical
                       Associates, LLC, dated May 7, 2002.*
10.04.1           Amended and Restated Contract of Acquisition, dated July 8, 2002, by and between Windrose
                       Medical Properties, L.P. and Park Medical Associates, LLC.*
10.05             Form of Purchase and Sale Agreement for Class A limited liability interests in Brierbrook
                       Partners, LLC.*
10.05.1           Form of Purchase and Sale Agreement for Class A limited liability interests in Brierbrook Partners, LLC.*
10.06             Contribution Agreement dated May 23, 2002 among Windrose International, LLC, Med Properties
                       Management Group, LLC, Hospital Affiliates Development Corporation, Med Properties
                       Asset Group LLC, Fred S. Klipsch, O.B. McCoin, Robin Barksdale, Charles Lanham,
                       Frederick L. Farrar, Mike Klipsch, Steve Klipsch, Windrose Medical Properties, L.P.
                       and Windrose Medical Properties Trust.*
10.07             Purchase and Sale Agreement dated May 10, 2002 among Windrose Medical Properties Trust,
                       CPSIEM, LLC and CPSIEE, LLC.*
10.07.1           Purchase and Sale Agreement dated May 10, 2002 among Windrose Medical Properties Trust,
                       CPSIEM, LLC and CPSIEE, LLC.*
10.08             First Amendment to Purchase and Sale Agreement dated May 23, 2002 among Windrose Medical
                       Properties Trust, CPSIEM, LLC and CPSIEE, LLC.*
10.09             Urology Center of the South Ambulatory Surgery Center Amended and Restated Lease Agreement
                       dated June 26, 2001 between Brierbrook Partners, LLC and Urology Ambulatory Surgery
                       Center, L.L.C.*
10.10             Urology Center of the South Office Lease Agreement dated June 26, 2001 between Brierbrook
                       Partners, LLC and Urology Center of the South, P.C.*
10.11             Urology Center of the South Clinic Lease Agreement dated June 26, 2001 between Brierbrook
                       Partners, LLC and Urology Center of the South, P.C.*
10.12             Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                       Associates, Inc. (2300 W. Charleston).*
10.13             Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                       Associates, Inc. (2316 W. Charleston Blvd).*
10.14             Lease Agreement dated December 28, 2000 between CPSIEE, LLC and Southwest Medical
                       Associates (4475 S. Eastern Avenue).*
10.15             Lease Agreement dated December 28, 2000 between CPSIEM, LLC and Southwest Medical
                       Associates, Inc. (8880 S. Rancho Drive).*
10.16             Office Lease and Guaranty Agreement dated May 16, 1988 by and between Park 51 Associates and Meclenberg Medical Group, P.A., as amended.*

10.17             Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of CPSIEM,
                       LLC (2300 W. Charleston).*
10.18             Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of CPSIEM,
                       LLC (2316 W. Charleston).*
10.19             Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of CPSIEE,
                       LLC (4425 S. Eastern Avenue).*
10.20             Lease Guaranty dated December 28, 2000 by Sierra Health Services, Inc. in favor of CPSIEM,
                       LLC.*
10.21             Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to
                       General Electric Capital Corporation.*
10.22             Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park
                       Medical Associates General Partnership.*
10.23             Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from
                       Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the
                       benefit of General Electric Capital Corporation.*
10.24             Urology Ambulatory Surgery Center Subordination, Limited Guaranty and Indemnification
                       Agreement, dated June 26, 2001, by and among Urology Center of the South, P.C. (UCS),
                       Urology Ambulatory Surgery Center, LLC (UASC), and Brierbrook.*
10.25             Form of Urology Ambulatory Surgery Center Subordination, Non-Compete, Limited Guaranty and
                       Indemnification Agreements, dated June 26, 2001, by and among each of the UCS physicians, UASC, UCS and Brierbrook.*
10.26             Urology Ambulatory Surgery Center Subordination Agreement, dated June 26, 2001 by and among
                       Ambulatory Operations, Inc., UASC and Brierbrook.*
10.27             Urology Ambulatory Surgery Center Subordination Agreement, dated June 26, 2001, by and among LeBonheur Ambulatory Services, Inc., UASC and Brierbrook.*
10.28             Hazardous Materials Indemnity Agreement dated August 2, 1999 by Park Medical Associates
                       General Partnership and Diane B. Ruers for the Benefit of General Electric Capital
                       Corporation.*
10.29             Assignment of Leases and Rents dated August 2, 1999 by Park Medical Associates General
                       Partnership to General Electric Capital Corporation.*
10.30             Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and
                       Fred S. Klipsch.*
10.31             Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and
                       Frederick L. Farrar.*
10.32             Contract of Acquisition by and between Windrose Medical Properties, L.P. and J&M Quail
                       Meadows, L.L.C. dated as of July 15, 2002.*
10.33             Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to
                       Fred Klipsch.*
10.34             Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to
                       Klipsch Audio, Inc.*
10.35             Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin
                       P. Barksdale.*
10.36             Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                       Frederick L. Farrar.*
10.37             Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred
                       S. Klipsch.*
10.38             Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to
                       Athena Development.*
10.39             Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to
                       Charles Lanham.*

10.40             Promissory Note payable by Alliance Design Group to Hospital Affiliates Development
                       Corporation.*
10.41             Commitment Letter, dated July 18, 2002, from the Huntington National Bank to Windrose
                       Medical Properties, L.P.*
10.42             Master Agreement dated as of October 1, 2001 between Brierbrook Partners, LLC and
                       SouthTrust Bank.*
10.43             Confirmation, dated October 10, 2001, from SouthTrust Bank to Brierbrook Partners, LLC.*
10.44             Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose
                       Medical Properties, L.P. and The Huntington National Bank.
10.45             Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The
                       Huntington National Bank.
13.01             Annual Report to Shareholders for the Year ended December 31, 2002.
21.01             List of Subsidiaries of the Registrant.*
99.01             Certification of Chief Executive Officer.
99.02             Certification of Chief Financial Officer.

* Previously filed as an exhibit to the Company's Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.