Form 10-Q
period 2003-03-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2003-05-15
CIK 1173942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2003, there were 5,691,710 shares of the Company's $0.01 par value common stock outstanding.

                        WINDROSE MEDICAL PROPERTIES TRUST

                               INDEX TO FORM 10-Q

PART I --  FINANCIAL INFORMATION................................................................................1

 ITEM 1.   FINANCIAL STATEMENTS.................................................................................1
           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
           (AUDITED)............................................................................................1
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)..........................................2
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)..........................................3
           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)......................4
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................................5

 ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10

 ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................13

 ITEM 4:   CONTROLS AND PROCEDURES.............................................................................13

PART II -- OTHER INFORMATION...................................................................................14

 ITEM 1.   LEGAL PROCEEDINGS...................................................................................14

 ITEM 2.   CHANGES IN SECURITIES...............................................................................14

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................................................14

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................14

 ITEM 5.   OTHER INFORMATION...................................................................................14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................14

SIGNATURES ....................................................................................................15

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,         DECEMBER 31,
                                                                                                2003               2002
                                                                                           -------------       -------------
                                                                                             (UNAUDITED)
ASSETS

REAL ESTATE INVESTMENTS:
   Land                                                                                    $   8,455,937       $   8,455,937
   Buildings                                                                                  52,630,420          52,630,420
                                                                                           -------------       -------------
                                                                                              61,086,357          61,086,357
   Accumulated Depreciation                                                                     (755,048)           (407,018)
                                                                                           -------------       -------------

NET REAL ESTATE INVESTMENTS                                                                   60,331,309          60,679,339

Cash and Cash Equivalents                                                                      5,768,133           8,237,588
Receivables on Construction and Consulting Contracts                                             910,831             730,900
Straight-line Rent Receivable                                                                    501,719             294,026
Revenue Earned in Excess of Billings                                                              65,382           1,268,785
Deferred Leasing Commissions, Net of Accumulated Amortization of
     $144,938 and $74,238                                                                      2,814,686           2,885,385
Deferred Financing Fees, Net of Accumulated Amortization of
     $55,566 and $27,783                                                                         437,029             282,060
Other Assets                                                                                   2,331,814             886,804
                                                                                           -------------       -------------
     TOTAL ASSETS                                                                          $  73,160,903       $  75,264,887
                                                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Secured Debt                                                                                   9,619,312           9,664,113
Billings in Excess of Revenues Earned                                                            392,465             404,268
Accounts Payable and Accrued Expenses                                                            737,543           1,039,314
Consulting and Construction Payables                                                             214,600           1,357,243
Dividends Payable to Shareholders                                                                     --             739,923
Tenant Security Deposits and Prepaid Rents                                                       186,685             175,281
Accumulated Loss on Interest Rate Swap                                                           697,989             680,125
                                                                                           -------------       -------------
     TOTAL LIABILITIES                                                                        11,848,594          14,060,267

Minority Interest                                                                              3,790,582           3,827,456

SHAREHOLDERS' EQUITY
Common Stock ($.01 par value); 100,000,000 Shares Authorized, 5,691,710 Issued and
   Outstanding                                                                                    56,917              56,917
Additional Paid In Capital                                                                    58,016,910          58,016,910
Distributions in Excess of Net Income                                                           (552,100)           (696,663)
                                                                                           -------------       -------------
     TOTAL SHAREHOLDERS' EQUITY                                                               57,521,727          57,377,164

                                                                                           -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $  73,160,903       $  75,264,887
                                                                                           =============       =============

See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           -----------------------------
                                                                                              2003               2002
                                                                                                            (PREDECESSOR)
                                                                                           -----------      ------------
RENTAL OPERATIONS:
  Revenues:
     Rent                                                                                  $ 1,785,253       $        --
     Recoveries from tenants                                                                   125,292                --
                                                                                           -----------       -----------
       Total revenues                                                                        1,910,545                --

  Operating expenses:
     Property taxes                                                                             61,167                --
     Property operating expenses                                                               155,059                --
     Interest expense                                                                          183,643                --
     Depreciation and amortization                                                             418,730                --
                                                                                           -----------       -----------
           Total operating expenses                                                            818,599                --
                                                                                           -----------       -----------
        Income from rental operations                                                        1,091,946                --
                                                                                           -----------       -----------
SERVICE OPERATIONS (HADC)
  Revenues:
       Development and project management fees                                               2,064,061         1,014,382

  Expenses:
       Cost of sales and project costs                                                       1,879,190           579,695
       General and administrative expenses                                                     496,498           318,862
                                                                                           -----------       -----------
          Total income (loss) from service operations                                         (311,627)          115,825
                                                                                           -----------       -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
       Corporate and rental operations                                                         618,190                --
       Depreciation on furniture, fixtures and equipment                                        36,655            12,626
                                                                                           -----------       -----------
          Total general and administrative expenses                                            654,845            12,626

          Operating income                                                                     125,474           103,199

OTHER INCOME (EXPENSE):
  Interest income (expense), net                                                               (61,887)           (5,322)
  Loss on interest rate swap                                                                   (17,864)               --
  Other income (expense)                                                                            --             1,159
                                                                                           -----------       -----------
     Total other income (expense)                                                              (79,751)           (4,163)
                                                                                           -----------       -----------

     Net income before income taxes                                                             45,723            99,036

  Income tax (expense) benefit                                                                 109,069          (107,000)
                                                                                           -----------       -----------
  Net income (loss) before minority interest                                                   154,792            (7,964)

  Minority interest in income of common unit holders and other subsidiaries                    (10,229)               --

                                                                                           -----------       -----------
  Net income (loss) available for common shareholders                                      $   144,563       $    (7,964)
                                                                                           ===========       ===========

Net income per common share:
  Basic and diluted                                                                        $      0.03

  Weighted average number of common shares
     outstanding                                                                             5,691,710
  Weighted average number of common and
     dilutive potential common shares                                                        6,054,043

See accompanying Notes to Condensed Consolidated Financial Statements

                        WINDROSE MEDICAL PROPERTIES TRUST
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                          2003              2002
                                                                                        (Predecessor)
                                                                       -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                                                  $   144,563       $  (7,964)

    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH USED IN OPERATING ACTIVITIES:

      Depreciation and amortization                                        418,730          12,626
      Deferred income taxes                                               (109,069)         68,000
      Loss on interest rate swap                                            17,864              --
      Amortization of deferred financing fees                               30,530              --
      Minority interest in earnings                                         10,229              --
      Increase (decrease) in cash due to changes in:
        Construction payables, net                                      (1,322,574)        236,417
        Straight line rent receivable                                     (207,693)             --
        Revenue earned in excess of billings                             1,203,403         (93,708)
        Due from affiliates                                                     --          (5,460)
        Billings in excess of revenues earned                              (11,803)       (336,985)
        Other accrued revenue and expenses                                (339,994)         48,486
                                                                       -----------       ---------
          NET CASH USED IN OPERATING ACTIVITIES                           (165,814)        (78,588)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                   (71,046)        (16,346)
    Deposits on acquisitions in progress                                (1,100,000)             --
    Acquisition of real estate investments                                (115,269)
                                                                       -----------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                         (1,286,315)        (16,346)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on indebtedness                                               (44,801)             --
    Cash distributions to shareholders                                    (739,923)             --
    Cash distributions to minority interest                                (47,103)             --
    Contributions from owners                                                   --          16,520
    Debt issuance costs                                                   (185,499)             --
                                                                       -----------       ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (1,017,326)         16,520
                                                                       -----------       ---------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (2,469,455)        (78,414)
                                                                       -----------       ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,237,588         115,290
                                                                       -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               5,768,133       $  36,876
                                                                       ===========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          249,485          19,770
    Income taxes paid                                                           --           4,829
                                                                       ===========       =========

See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                          COMMON STOCK            ADDITIONAL     DISTRIBUTIONS                         TOTAL
                                     ----------------------        PAID-IN       IN EXCESS OF        MEMBERS       SHAREHOLDERS'
                                      SHARES         AMOUNT        CAPITAL        NET INCOME         DEFICIT          EQUITY
                                     ---------      -------      -----------     -------------    ------------      ------------
BALANCES AT DECEMBER 31, 2002        5,691,710      $56,917      $58,016,910      $(696,663)      $         --      $57,377,164

Net Income                                  --           --               --        144,563                 --          144,563
                                     ---------      -------      -----------      ---------       ------------      -----------
BALANCES AT MARCH 31, 2003           5,691,710      $56,917      $58,016,910      $(552,100)      $         --      $57,521,727
                                     ---------      -------      -----------      ---------       ------------      -----------

See accompanying Notes to Condensed Consolidated Financial Statements

               WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the "Company") without audit except for the balance sheet as of December 31, 2002. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The Company received net proceeds of $61.1 million after underwriters' discounts and expenses from its August, 2002 initial public offering of 5,691,710 common shares at a price of $12 per share (the "Initial Offering"). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the "Operating Partnership") for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center ("Partell") in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center ("Park") in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt.

The Company also conducts service operations through Hospital Affiliates Development Corporation ("HADC"), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor ("the Predecessor") for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, all periods prior to August 16, 2002 include only the operations of the Predecessor.

3.       NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in income of common unit holders and other subsidiaries, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.

There was no adjustment to either the weighted average shares outstanding or the reported amounts of income for the effects of outstanding stock options and warrants in computing diluted earnings per share because the unexercised stock options and warrants were anti-dilutive.

The 362,333 outstanding limited partners' units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests' share of income would also be added back to net income.

4.       STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company's fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company's net income and net income per share for the three months ended March 31, 2003 would have been reduced to the pro forma amounts indicated below:

                                                                   For the Three Months
                                                                   Ended March 31, 2003
                                                                  ---------------------
Net income as reported                                                 $  144,563
Deduct: Total stock based compensation expense
        determined under fair value method for all awards                 (51,201)
                                                                       ----------
Pro forma net income                                                   $   93,362
                                                                       ==========

Basic and diluted net income per share           As reported           $      .03

                                                 Pro forma             $      .02

5.       DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The assumed accumulated loss on the interest rate swap on the acquisition date was $448,307 and during the period from January 1, 2003 through March 31, 2003, the Company recognized a loss of $17,864 from this interest rate swap contract.

6.       RELATED PARTIES AND OTHER TRANSACTIONS

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

7.       LEASING

The following table displays the Company's portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At March 31, 2003, future minimum rentals to be received during the next five years under existing non-cancelable leases, excluding tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

         4/1/2003 - 12/31/2003                             $ 4,738,514
         2004                                                6,274,285
         2005                                                6,117,951
         2006                                                5,669,278
         2007                                                5,638,552
         2008                                                5,716,426
         Thereafter                                         52,401,483
                                                           -----------
         Total                                             $86,556,489
                                                           ===========

8.       CONCENTRATION OF CREDIT RISK

Five of the Company's seven properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company's seven properties. These four properties have a cost basis of approximately $39.3 million at March 31, 2003 and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance and workers' compensation insurance.

9.       LONG TERM DEBT

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which is available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company's leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At March 31, 2003, there were no amounts outstanding on the line of credit.

         In connection with the acquisitions of Partell and Park, the following debt was assumed by the Company:

                                                                                 Outstanding at 3/31/2003
                                                                                 ------------------------
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at
    7.62%, maturity date of September 30, 2011 (Partell)                                  $5,444,124
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $26,666, including interest at
    7.97%, maturity date of February 28, 2010 (Park)                                      $4,175,188
                                                                                          ----------
                                                                   Total                  $9,619,312
                                                                                          ==========

The fair value assigned to the fixed-rate debt at the acquisition date of Partell based on an estimated market interest rate of 6.1% was $5,476,302, and the resultant debt premium of $482,832 is being amortized to interest expense over the remaining term of the debt. At March 31, 2003 the unamortized balance of the debt premium was $469,848.

The fair value assigned to the fixed-rate debt at the acquisition date of Park based on an estimated market interest rate of 6.5% was $4,200,166, and the resultant debt premium of $302,987 is being amortized to interest expense over the remaining term of the debt. At March 31, 2003 the unamortized balance of the debt premium was $288,207.


         At March 31, 2003, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

         4/1/2003 - 12/31/2003                              $   65,521
         2004                                                   94,145
         2005                                                  102,679
         2006                                                  111,001
         2007                                                  119,998
         2008                                                  128,862
         Thereafter                                          8,239,051
                                                            ----------
                                      Total                 $8,861,257
                                                            ==========

10.      SEGMENT REPORTING

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

Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and other assets.

The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The revenues and FFO for each of the reportable segments for the three months ended March 31, 2003 and March 31, 2002, and the assets for each of the reportable segments as of March 31, 2003 and December 31, 2002, are summarized as follows:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                    -----------------------------
                                       2003              2002
                                                    (Predecessor)
                                    ----------      -------------
REVENUES
Rental Operations:
   Rental income                    $1,910,545                --
Service Operations:
   Development and Project
   Management Fees                   2,064,061         1,014,382
                                    ----------       -----------
Consolidated Revenue                $3,974,606         1,014,382
                                    ==========       ===========

                                                         THREE MONTHS ENDED
                                                             March 31,
                                                   ---------------------------
                                                       2003             2002
                                                                   (Predecessor)
                                                   -----------     -------------
FUNDS FROM OPERATIONS
Rental Operations                                  $ 1,510,676       $      --
Service Operations                                    (311,627)        115,825
                                                   -----------       ---------
Total Segment FFO                                    1,199,049         115,825

Non Segment FFO:
     Interest Income (Expense), Net                    (61,887)         (5,322)
     General and Administrative
        Expense                                       (654,845)             --
     Other Expenses                                         --         (11,467)
     Interest Rate Swap                                (17,864)             --
     Income Tax (Expense) Benefit                      109,069        (107,000)
     Minority interest in Net
       Income                                          (10,229)             --
     Minority Interest Share of
        Depreciation and Amortization                  (27,500)             --
                                                   -----------       ---------
Consolidated FFO                                       535,793          (7,964)

Depreciation and Amortization                         (418,730)             --
Minority Interest Share of
   Depreciation and Amortization                        27,500              --
                                                   -----------       ---------
Net Income Available for Common
Shareholders                                           144,563          (7,964)
                                                   ===========       =========

                                   MARCH 31,     DECEMBER 31,
                                     2003            2002
                                  -----------    -----------
ASSETS
     Rental Operations            $66,427,143    $64,486,193
     Service Operations             1,634,646      2,229,152
          Total Segment Assets     68,061,789     66,715,345
     Non-Segment Assets             5,099,114      8,549,542
                                  -----------    -----------
          Consolidated Assets     $73,160,903    $75,264,887
                                  ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS constitute forward-looking statements. Such statements include, in particular, statements about the Company's beliefs, expectations, plans and strategies that are not historical facts. You should not rely on the Company's forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are beyond the Company's control, which may cause the Company's actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from current expectations include financial performance and condition of the Company's lessees, adverse changes in healthcare laws, changes in economic and general business conditions, competition for specialty medical properties, the Company's ability to finance its operations, the availability of additional acquisitions, regulatory conditions and other factors described from time to time in filings the Company makes with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company's judgment as of the date hereof and the Company cautions readers not to place undue reliance on such statements. The Company does not undertake to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

GENERAL BACKGROUND

The Company is a self-managed real estate investment trust, or REIT. The Company was formed in 2002 to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers. The properties acquired or developed will generally be leased to healthcare providers and physicians on long-term leases with annual lease rate escalations. Some of the criteria that will be used to determine property selections are; location; tenant quality; tenant mix; market appeal; purchase price; property condition; market trend and length of leases in place.

Through the Company's predecessor company, its management team has assisted healthcare providers for over 25 years in planning or developing over 600 medical facilities projects in the United States and 14 foreign countries having an aggregate value in excess of $1.7 billion. Historically, many medical providers have had financial incentives, such as cost based reimbursement plans, to own their own properties. However, as the system of delivering medical services has evolved, the Company believes providers have increasingly sought third party ownership of these types of medical properties. The Company believes this trend creates an attractive opportunity for the Company to meet the evolving real estate needs of medical care providers by acquiring, selectively developing and leasing a portfolio of specialty medical properties.

In August, 2002, the Company's Registration Statement on Form S-11 was declared effective and the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering). The public offering price of all shares sold was $12 per common share, resulting in net proceeds to the Company (after underwriters discount and offering expenses) of approximately $61.1 million. The Company contributed all of the net proceeds of the Initial Offering to the Company's Operating Partnership in exchange for an approximate 94.0% general partnership interest. The Operating Partnership used approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center in Charlotte, North Carolina on December 1, 2002, for $5.7 million, including $3.9 million of assumed debt. The Company had no property ownership and leasing operations prior to August 16, 2002.

The Company also conducts service operations through Hospital Affiliates Development Corporation (HADC), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (the Predecessor) for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these net assets. Accordingly, all periods prior to August 16, 2002 include only the operations of the Predecessor.

RESULTS OF OPERATIONS

The Company conducts service operations through Hospital Affiliates Development Corporation ("HADC"), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor ("the Predecessor") for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, all periods prior to August 16, 2002 include only the operations of the Predecessor.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

RENTAL OPERATIONS

No activity related to rental operations was reflected on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002, as the Company had no rental operations prior to August 16, 2002. Rental Operations revenue for the period January 1, 2003 through March 31, 2003 was $1.9 million. Rental Operations revenue is driven by rent from properties held for rental purposes. The amount of rental revenue and operating expenses recognized during 2003 is entirely related to the seven properties discussed above which were acquired following completion of the Initial Offering. The Urology Center of the South near Memphis, Tennessee and the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services were acquired by the Company on August 22, 2002. The Company purchased Partell Medical Center in Las Vegas, Nevada and Park Medical Center in Charlotte, North Carolina on November 8, 2002 and December 1, 2002, respectively.

                                                  2003 RENTAL OPERATIONS REVENUE
                                                           (In Thousands)
     Property Name                          January      February      March        Total
Sierra Health Services (4                     $344        $ 344        $ 344        $1,032
     properties)
Urology Center of the South                    145          145          174           464
Partell Medical Center                          73           77           73           223
Park Medical Center                             59           59           74           192
                                              ----         ----         ----        ------
                        Total                 $621         $625         $665        $1,911
                                              ----         ----         ----        ------

The leases pertaining to the four outpatient treatment centers in Las Vegas, Nevada and the Urology Center of the South near Memphis, Tennessee are all net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method.

SERVICE OPERATIONS

Development and project management fees increased by $1.0 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The significant increase is due to the recent signing of a design - build contract by HADC on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the increase in revenue is offset by a corresponding increase in cost of sales and project costs.

The decrease in total income from service operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is primarily attributable to a decline in volume and margins of construction activities and consulting revenue earned by HADC. During the latter part of 2002, HADC's resources devoted considerable time to efforts connected with the Company's Initial Offering, and the first three months of 2003 reflected the residual impact of this focus given to the Initial Offering. Management of HADC is committed to rebuilding its third party consulting services practice to ensure that HADC operations achieve acceptable levels of profitability.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.1 million for the three months ended March 31, 2003, as compared to $0.3 million for the three months ended March 31, 2002. The increase is reflective of the additional costs associated with the daily operations of the Operating Partnership subsequent to the Initial Offering, which occurred on August 15, 2002.

The Company recorded higher depreciation costs on furniture, fixtures, and equipment in 2003 as a result of the recent upgrade in property management and accounting software. The purchase of the software was necessary for the Company to be properly prepared for the acquisition of additional properties.

OTHER INCOME AND EXPENSES

The increase in other expenses was primarily due to higher interest expense incurred by the Operating Partnership as a result of the monthly amounts paid on the interest rate swap acquired in connection with the acquisition of the Urology Center of the South.

FUNDS FROM OPERATIONS (FFO)

The Company believes that FFO is helpful in understanding the Company's operating performance in that FFO excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company's calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures.

The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended March 31, 2003:

                                                          FOR THE THREE
                                                           MONTHS ENDED
                                                          MARCH 31, 2003
                                                          --------------
Net income available to common shareholders                 $ 144,563

Add back (deduct):

       Depreciation and amortization                          418,730
       Minority interest share of
          depreciation                                        (27,500)
                                                            ---------
FUNDS FROM OPERATIONS                                         535,793

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its cash flow from operations.

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which will be available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company's leverage ratio. As of March 31, 2003, there was no outstanding balance on this line of credit.

The Company assumed $8.9 million of mortgage debt at face value in connection with the acquisitions of Park Medical Center and Partell Medical Center. This debt is secured by first mortgages on these properties. At March 31, 2003, the Company had total face value of debt of $8.9 million, all of which was fixed rate.

In February of 2003, the Company entered into an agreement to acquire a portfolio of 12 multi-tenant medical office buildings for an aggregate purchase price of approximately $68 million. The Company will assume mortgage debt of approximately $38 million and will pay the $30 million balance of the purchase price with a combination of available cash and borrowings under the $25 million secured credit facility. The Company expects the acquisition to close in the second quarter of 2003.

On March 31, 2003, the Company had $5.8 million of cash and cash equivalents. Net cash used in operating activities was $165,814 for the three months ended March 31, 2003, primarily due to a decline in construction activities and consulting revenue earned by HADC. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2003, primarily due to prepaid deposits and costs incurred related to the due diligence process of the Medical Properties of America portfolio.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2003, primarily attributable to the dividend distribution made in January, 2003.

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions under contract as short-term needs that will be funded either from other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company's acquisition criteria.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. The Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

As of March 31, 2003, total outstanding debt of the Company was approximately $9.6 million. The current outstanding debt balances relate to fixed rate mortgages assumed through the Partell Medical Center and Park Medical Center acquisitions. The fair value of this debt approximates its carrying value. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. This two-year facility is secured by first mortgages on the Company's four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company's leverage ratio. There were no amounts outstanding on this line of credit facility as of March 31, 2003.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. During the period from January 1, 2003 through March 31, 2003, the Company recognized a loss of $17,864 from this interest rate swap contract. The fair value of the interest rate swap at March 31, 2003 was a $697,989 liability.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                     99.01    Certification of Chief Executive Officer
                     99.02    Certification of Chief Financial Officer

         (b)      Reports on Form 8-K
                     None.

                        WINDROSE MEDICAL PROPERTIES TRUST

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WINDROSE MEDICAL PROPERTIES TRUST
Dated: May 15, 2003



                                            /s/ Fred S. Klipsch
                                            -----------------------------------
                                            Fred S. Klipsch
                                            Chairman and Chief Executive Officer



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

Date: May 15, 2003



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

Date: May 15, 2003



                                      /s/ Doug Hanson
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer