Form 10-Q
period 2003-06-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2003-08-14
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-31375

WINDROSE MEDICAL PROPERTIES TRUST
 (Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	35-216691 (I.R.S. Employer Identification No.)

3502 WOODVIEW TRACE, SUITE 210, INDIANAPOLIS, IN (Address of principal executive offices)	46268 (Zip Code)

(317) 860-8180
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2003, there were 5,691,710 shares of the Company’s $0.01 par value common stock outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
REAL ESTATE INVESTMENTS:
Land	$15,234,184	$8,455,937
Buildings	112,654,616	52,630,420
Lease Intangibles	8,756,481	2,959,623

	136,645,281	64,045,980
Accumulated Depreciation	(1,288,067)	(407,018)
Accumulated Lease Intangible Amortization	(343,709)	(74,238)

NET REAL ESTATE INVESTMENTS	135,013,505	63,564,724
Cash and Cash Equivalents	1,324,701	8,237,588
Receivables on Construction and Consulting Contracts	760,577	730,900
Receivable from Tenants	378,873	133,995
Straight-line Rent Receivable	724,926	294,026
Revenue Earned in Excess of Billings	1,511	1,268,785
Deferred Financing Fees, Net of Accumulated Amortization of 87,050 and 27,783	549,133	282,060
Escrow Deposits & Other Assets	3,264,616	752,809

TOTAL ASSETS	$142,017,842	$75,264,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	77,548,702	9,664,113
Billings in Excess of Revenues Earned	251,753	404,268
Accounts Payable and Accrued Expenses	2,044,689	1,039,314
Consulting and Construction Payables	183,175	1,357,243
Dividends Payable to Shareholders	—	739,923
Tenant Security Deposits and Prepaid Rents	616,808	175,281
Accumulated Loss on Interest Rate Swap	772,679	680,125

TOTAL LIABILITIES	81,417,806	14,060,267
Minority Interest	3,726,719	3,827,456
SHAREHOLDERS’ EQUITY
Common Stock (.01 par value); 100,000,000 Shares Authorized, 5,691,710 Issued and Outstanding	56,917	56,917
Additional Paid In Capital	58,009,994	58,016,910
Distributions in Excess of Net Income	(1,193,594)	(696,663)

TOTAL SHAREHOLDERS’ EQUITY	56,873,317	57,377,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,017,842	$75,264,887

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 and 2002
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
		(PREDECESSOR)		(PREDECESSOR)
RENTAL OPERATIONS:
Revenues:
Rent	$2,799,181	$—	$4,584,434	$—
Recoveries from tenants	296,051	—	421,343	—

Total revenues	3,095,232	—	5,005,777
Operating expenses:
Property taxes	99,296	—	160,463	—
Property operating expenses	433,433	—	588,493	—
Interest expense	518,189	—	701,832	—
Depreciation and amortization	731,792	—	1,150,521	—

Total operating expenses	1,782,710	—	2,601,309	—

Income from rental operations	1,312,522	—	2,404,468	—

SERVICE OPERATIONS (HADC)
Revenues:
Development and project management fees	760,685	1,222,635	2,824,746	2,237,017
Expenses:
Cost of sales and project costs	591,386	574,133	2,470,576	1,153,828
General and administrative expenses	403,916	906,475	900,414	1,225,337

Total income (loss) from service operations	(234,617)	(257,973)	(546,244)	(142,148)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	720,826	—	1,339,016	—
Depreciation on furniture, fixtures and equipment	21,125	11,781	57,780	24,407

Total general and administrative expenses	741,951	11,781	1,396,796	24,407
Operating income (loss)	335,954	(269,754)	461,428	(166,555)
OTHER INCOME (EXPENSES):
Interest income (expense), net	(155,609)	(8,188)	(217,496)	(13,510)
Loss on interest rate swap	(74,690)	—	(92,554)	—
Other income (expense)		52,978		54,137

Total other income (expense)	(230,299)	44,790	(310,050)	40,627
Income (loss) before income taxes	105,655	(224,964)	151,378	(125,928)
Income tax (expense) benefit		31,000	109,069	(76,000)

Income (loss) before minority interest	105,655	(193,964)	260,447	(201,928)
Minority interest in income of common unit holders and other subsidiaries	(7,227)	—	(17,457)	—

Net income (loss) available for common shareholders	$98,428	$(193,964)	$242,992	$(201,928)

Net income per common share:
Basic and diluted	$0.02		$0.04
Weighted average number of common shares outstanding	5,691,710		5,691,710
Weighted average number of common and dilutive potential common shares	6,051,543		6,053,164

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002
(UNAUDITED)

	SIX MONTHS ENDED

	JUNE 30, 2003	JUNE 30, 2002
		(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$242,992	$(201,928)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	1,150,521	24,407
Deferred income taxes	(109,069)	(44,000)
Loss on interest rate swap	92,554	—
Amortization of deferred financing fees	59,267	—
Amortization of fair value of debt adjustment	(117,789)	—
Minority interest in earnings	17,457	—
Increase (decrease) in cash due to changes in:
Construction payables, net	(1,203,745)	21,092
Straight line rent receivable	(430,900)	—
Receivables from tenants	(320,037)	—
Revenue earned in excess of billings	1,267,274	(197,532)
Due from affiliates	—	2,500
Billings in excess of revenues earned	(152,515)	(191,490)
Accounts payable and accrued expenses	510,744	59,735
Other accrued revenue and expenses	(466,523)	429,983

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	540,231	(97,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(261,047)	(8,336)
Deposits on potential acquisitions	(144,807)	—
Acquisition of real estate investments	(30,567,808)	—
Acquisition of Minority Interest	(26,700)	—

NET CASH USED IN INVESTING ACTIVITIES	(31,000,362)	(8,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(71,957)	—
Draws on line of credit, net	16,519,693	—
Proceeds from note payable to owner	—	120,000
Proceeds from mortgage debt	9,000,000	—
Cash distributions to shareholders	(1,479,846)	—
Cash distributions to minority interest	(94,206)	—
Distributions to owners	—	(86,503)
Debt issuance costs	(326,340)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,547,244	33,497

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,912,887)	(72,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,237,588	115,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,324,701	$43,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	526,984	17,993
Income taxes paid	—	9,228
Net liabilities (including secured debt) assumed in acquisition of real estate investments	43,425,588	—

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	COMMON STOCK		ADDITIONAL	DISTRIBUTIONS	TOTAL
			PAID-IN	IN EXCESS OF	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	NET INCOME	EQUITY
BALANCES AT DECEMBER 31, 2002	5,691,710	$56,917	$58,016,910	$(696,663)	$57,377,164
Net Income	—	—	—	242,992	242,992
Reallocation of Minority Interest	—	—	(6,916)	—	(6,916)
Dividends Distributed	—	—	—	(739,923)	(739,923)

BALANCES AT June 30, 2003	5,691,710	$56,917	$58,009,994	$(1,193,594)	$56,873,317

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the balance sheet as of December 31, 2002. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2. ORGANIZATION AND INITIAL PUBLIC OFFERING

The Company was organized in the state of Maryland in March, 2002 as a real estate investment trust. The Company is taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Company was formed to invest in specialty medical properties and to capitalize on the experience and expertise of its management team in selectively acquiring, planning, developing and managing medical facilities. On August 15, 2002, the Company’s Registration Statement on Form S-11 was declared effective. The Company had no operations prior to August 16, 2002.

The Company received net proceeds of $61.1 million after underwriters’ discounts and expenses from its August, 2002 initial public offering of 5,691,710 common shares at a price of $12 per share (the “Initial Offering”). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the “Operating Partnership”) for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center (“Partell”) in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center (“Park”) in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt. On May 16, 2003, the Company acquired 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) (the “MPA Properties”) from Medical Properties of America for $68.1 million, including approximately $38 million of assumed debt from multiple lenders. The Company paid the $30 million balance of the purchase price with a combination of available cash and borrowings under a $25 million secured credit facility.

The Company also conducts service operations through Hospital Affiliates Development Corporation (“HADC”), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (“the Predecessor”) for accounting purposes. The Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, all periods prior to August 16, 2002 include only the operations of the Predecessor.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in income of common unit holders, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.

There was no adjustment to either the weighted average shares outstanding or the reported amounts of income for the effects of outstanding stock options and warrants in computing diluted earnings per share because the unexercised stock options and warrants were anti-dilutive.

The 359,833 outstanding limited partners’ units in the Operating Partnership as of June 30, 2003 included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests’ share of income would also be added back to net income.

4. STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for the three months ended June 30, 2003 would have been reduced to the pro forma amounts indicated below:

	For the Three Months	For the Six Months
	Ended June 30, 2003	Ended June 30, 2003

Net income as reported	$98,428	$242,992
Deduct: Total stock based compensation expense determined under fair value method for all awards	(28,807)	(59,389)

Pro forma net income	$69,621	$183,603

Basic and diluted net income per share
As reported	$.02	$.04
Pro forma	$.01	$.03

5. REAL ESTATE INVESTMENTS

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair value.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i)the contractual amounts to be paid pursuant to the in-place leases and (ii)management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the non-cancelable term of the lease. The capitalized above-market and below-market lease values (presented in the accompanying balance sheet as lease intangibles) are amortized to rental income over the remaining non-cancelable terms of the respective leases.

The aggregate value of other intangible assets required is measured based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The company utilizes independent appraisals or management’s estimates to determine the respective property values. Management’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by management in their analysis include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from one to forty-one months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the leases, primarily ranging from one month to one hundred thirty one months. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense.

6. DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The assumed accumulated loss on the interest rate swap on the acquisition date was $448,307 and during the period from April 1, 2003 through June 30, 2003, the Company recognized a loss of $74,690 from this interest rate swap contract.

7. RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company pays an overhead sharing fee to a company in which certain executive officers of the Company have an ownership interest. This fee of $17,500 per month is to cover fixed overhead costs such as rent, certain office support staff services, and other fixed expenses. The Company reimburses other direct expenses as incurred.

8. LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At June 30, 2003, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

7/1/2003-12/31/2003	$7,062,992
2004	12,885,759
2005	10,354,579
2006	8,697,704
2007	8,062,187
2008	7,647,914
Thereafter	58,468,170

9. CONCENTRATION OF CREDIT RISK

Five of the Company’s sixteen properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s sixteen properties. These four properties have a cost basis of approximately $39.3 million at June 30, 2003 and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance and workers’ compensation insurance.

10.     LONG TERM DEBT

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which is available for working capital and acquisition purposes. This two-year facility was originally secured by first mortgages on the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. During May 2003, the Las Vegas, Nevada property at 4475 S. Eastern was withdrawn from the equity pool. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At June 30, 2003, the amount outstanding on the line of credit was $16,519,593.

On May 28,2003 the Company took out a $9 million fixed rate mortgage on the Las Vegas, Nevada Property at 4475 S. Eastern. The mortgage has a fixed interest rate of 5%, monthly payments of $41,314 and a maturity date of April 10, 2008. The outstanding balance of this mortgage at June 30, 2003 was $9,000,000.

     The following is a summary of the outstanding mortgage debt, excluding the line of credit, as of June 30, 2003:

Outstanding at 6/30/2003

Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at 7.62%, maturity date of September 30, 2011 (Partell)	$5,423,304
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $26,666, including interest at 7.97%, maturity date of February 28, 2010 (Park)	4,151,718
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $114,461, including interest at 8.24%, maturity date of July 1, 2010 (Mt Vernon)	16,893,073
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $51,143, including interest at 7.52%, maturity date of February 1, 2011 (Stone Oak)	7,841,082
Variable rate secured debt, monthly payments of $16,511, including interest at two-thirds of prime, maturity date of August 10, 2003 (310 25(th) Avenue)	3,067,613
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $23,074, including interest at 7.50%, maturity date of March 1, 2011 (Tomball)	3,549,458
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $19,009, including interest at 7.57%, maturity date of February 1, 2011 (Pearland)	2,906,702
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $10,447, including interest at 8.88%, maturity date of August 1, 2009 (Winn Way)	1,472,471
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $46,429, including interest at 8.39%, maturity date of December 1, 2009 (Gateway)	6,723,688
Fixed rate secured debt, monthly payments of $48,314, including interest at 5.00%, maturity date of April 1, 2008 (4475 Sierra)	9,000,000

Total	61,029,109

Included in the amounts shown as outstanding, are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The current unamortized total of debt premium on all loans as of June 30, 2003 is $4,932,793. The total unpaid principal as of June 30, 2003 (excluding the line of credit) is $56,096,316.

The fair value assigned to the fixed-rate debt at the acquisition date of Partell based on an estimated market interest rate of 6.1% was $5,476,302, and the resultant debt premium of $482,832 is being amortized to interest expense over the remaining term of the debt. At June 30, 2003 the unamortized balance of the debt premium was $461,469.

The fair value assigned to the fixed-rate debt at the acquisition date of Park based on an estimated market interest rate of 6.5% was $4,200,166, and the resultant debt premium of $302,987 is being amortized to interest expense over the remaining term of the debt. At June 30, 2003 the unamortized balance of the debt premium was $273,427.

The fair value assigned to the fixed-rate debt at the acquisition date of the MPA properties based on an estimated market interest rate of 6.0% was $42,454,087, and the resultant debt premium of $4,264,288 is being amortized to interest expense over the remaining term of the debt. At June 30, 2003 the unamortized balance of the debt premium was $4,197,897.

On August 7, 2003, the Company paid off the principal balance of the variable rate debt for the 310 25th Avenue property in the amount of $3,065,164.80 funded from a draw on the line of credit.

At June 30, 2003, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

7/1/2003-12/31/2003	3,660,016
2004	17,752,108
2005	1,283,562
2006	1,330,344
2007	1,380,801
2008	9,607,722
Thereafter	42,534,149

11. SEGMENT REPORTING

The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

Non-segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and other assets.

The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from debt restructuring and sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The revenues and FFO for each of the reportable segments for the three months ended June 30, 2003 and June 30, 2002, and the assets for each of the reportable segments as of June 30, 2003 and December 31, 2002, are summarized as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
		(PREDECESSOR)		(PREDECESSOR)
REVENUES
Rental Operations:
Rental Income	$3,095,232		5,005,777
Service Operations:
Development and Project Management Fees	760,685	1,222,635	2,824,746	2,237,017

Consolidated Revenue	$3,855,917	1,222,635	7,830,523	2,237,017

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
		(PREDECESSOR)		(PREDECESSOR)
FUNDS FROM OPERATION
Rental Operations	$2,044,314	$—	$3,664,060	$—
Service Operations	(234,617)	(257,973)	(546,244)	(142,148)

Total Segment FFO	1,809,697	(257,973)	3,117,816	(142,148)
Non Segment FFO:
Interest Income (Expense), net	(155,609)	(8,188)	(217,496)	(13,510)
General and Administrative Expenses	(741,951)	(11,781)	(1,396,796)	(24,407)
Other Expenses		52,978		54,137
Interest Rate Swap	(74,690)		(92,554)
Income Tax Benefit		31,000		(76,000)
Minority Interest in Net Income	(7,227)		(17,457)
Minority Interest Share of Depreciation and Amortization	(45,723)		(73,223)

Consolidated FFO	784,497	(193,964)	1,320,290	(201,928)
Depreciation and Amortization	(731,792)		(1,150,522)
Minority Interest Share of Depreciation and Amortization	45,723		73,223

Net Income Available for Common Shareholders	$98,428	$(193,964)	$242,992	$(201,928)

	June 30,	December 31,
	2003	2002
Assets
Rental Operations	$138,198,567	$64,486,193
Service Operations	1,205,883	2,229,152
Total Segment Assets	139,404,450	66,715,345
Non-Segment Assets	2,613,392	8,549,542

Consolidated Assets	$142,017,842	$75,264,887

12. SUBSEQUENT EVENTS

Acquisition of Medical Office Building On Rush-Copley Medical Center Campus

The Company entered into an agreement to acquire a $6.5 million medical office building on the Rush-Copley Medical Center campus in Aurora, IL. On August 12, 2003, the Company completed the purchase of the medical office building by placing a $4 million debt facility that is secured by a first mortgage on the property with the balance of the purchase coming from a draw on the line of credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS constitute forward-looking statements. Such statements include, in particular, statements about the Company’s beliefs, expectations, plans and strategies that are not historical facts. You should not rely on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are beyond the Company’s control, which may cause the Company’s actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from current expectations include financial performance and condition of the Company’s lessees, adverse changes in healthcare laws, changes in economic and general business conditions, competition for specialty medical properties, the Company’s ability to finance its operations, the availability of additional acquisitions, regulatory conditions and other factors described from time to time in filings the Company makes with the Securities and Exchange Commission. The forward-looking statements contained herein represent the Company’s judgment as of the date hereof and the Company cautions readers not to place undue reliance on such statements. The Company does not undertake to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise.

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

Through the Company’s predecessor company, its management team has assisted healthcare providers for over 25 years in planning or developing over 600 medical facilities projects in the United States and 14 foreign countries having an aggregate value in excess of $1.7 billion. Historically, many medical providers have had financial incentives, such as cost based reimbursement plans, to own their own properties. However, as the system of delivering medical services has evolved, the Company believes providers have increasingly sought third party ownership of these types of medical properties. The Company believes this trend creates an attractive opportunity for the Company to meet the evolving real estate needs of medical care providers by acquiring, selectively developing and leasing a portfolio of specialty medical properties.

In August, 2002, the Company’s Registration Statement on Form S-11 was declared effective and the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering). The public offering price of all shares sold was $12 per common share, resulting in net proceeds to the Company (after underwriters discount and offering expenses) of approximately $61.1 million. The Company contributed all of the net proceeds of the Initial Offering to the Company’s Operating Partnership in exchange for an approximate 94.0% general partnership interest. The Operating Partnership used approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center in Charlotte, North Carolina on December 1, 2002, for $5.7 million, including $3.9 million of assumed debt. On May 16, 2003 the Company acquired the 9 properties from MPA for $68.1 million, including $38.3 million of assumed debt. The Company had no property ownership and leasing operations prior to August 16, 2002.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

RENTAL OPERATIONS

No activity related to rental operations was reflected on the Condensed Consolidated Statements of Operations for the three months or six months ended June 30, 2002, as the Predecessor Company had no rental operations prior to August 16, 2002. Rental Operations revenue for the three months and six months ended June 30, 2003 was $3.1 million and $5.0 million, respectively. Rental Operations revenue is driven by rent from properties held for rental purposes. The amount of rental revenue and operating expenses recognized during 2003 is entirely related to the sixteen properties discussed above, which were acquired following completion of the Initial Offering. The Urology Center of the South near Memphis, Tennessee and the four outpatient treatment centers in Las Vegas, Nevada operated by Sierra Health Services were acquired by the Company on August 22, 2002. The Company purchased Partell Medical Center in Las Vegas, Nevada and Park Medical Center in Charlotte, North Carolina on November 8, 2002 and December 1, 2002, respectively. The Company purchased the MPA Properties, located in Texas (4 properties), Georgia (2 properties), Florida (2 properties) and Tennessee (1 Property), on May 16, 2003.

The leases pertaining to the four outpatient treatment centers in Las Vegas, Nevada and the Urology Center of the South near Memphis, Tennessee are all net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method.

SERVICE OPERATIONS

Development and project management fees decreased by $0.5 million for the three months ended June 30, 2003 and increased by $0.6 million for the six months ended June 30, 2003, as compared to the corresponding periods from the prior year. These fluctuations were caused by the timing of construction activity of a design — build contract on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

The increase in total loss from service operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily attributable to a decline in volume (excluding the design-build contract mentioned above) and margins of construction activities and consulting revenue earned by HADC. In addition, HADC’s focus has shifted from traditional third party fee-for-service contracts to managing internally developed projects for the Company. In connection with this change in strategy, management implemented an overhead cost savings plan in the second quarter of 2003, which resulted in a charge of $188,000 due to the reduction of several HADC personnel. This amount is included in the general and administrative expenses of the service operations section of the Consolidated Statement of Operations. This downsizing leaves HADC with sufficient staff to complete its existing third party fee-for-service contracts and to concentrate on internally developed projects for the Company. As these self developed projects begin, a large percentage of HADC’s direct labor costs will be capitalized directly to the respective projects under construction.

GENERAL AND ADMINISTRATIVE

The general and administrative expenses of the corporate and rental operations plus the general and administrative expenses of the service operations equaled $1.1 million for the three months ended June 30, 2003, as compared to $0.9 million for the three months ended June 30, 2002. The increase is reflective of the additional costs associated with operating as a public company.

The general and administrative expenses of the corporate and rental operations plus the general and administrative expenses of the service operations equaled $2.3 million for the six months ended June 30, 2003, as compared to $1.2 million for the six months ended June 30, 2002. The increase is reflective of the additional costs associated with the daily operations of the Operating Partnership subsequent to the Initial Offering, which occurred on August 15, 2002.

The Company recorded higher depreciation costs on furniture, fixtures, and equipment in 2003 as a result of the recent upgrade in property management and accounting software. The purchase of the software was necessary for the Company to be properly prepared for the acquisition of additional properties.

OTHER INCOME AND EXPENSES

Other Expenses increased by $0.3 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Other Expenses increased by $0.4 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

The increase in other expenses was primarily due to higher interest expense incurred by the Operating Partnership as a result of the monthly amounts paid and the loss on the interest rate swap acquired in connection with the acquisition of the Urology Center of the South as well as the interest on the $25 million secured credit facility the Company entered into with Huntington National Bank based in Columbus which had an outstanding balance of $16,519,593 as of June 30, 2003.

FUNDS FROM OPERATIONS (FFO)

The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures.

The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended June 30, 2003:

	THREE MONTHS	SIX MONTHS
	ENDED JUNE	ENDED JUNE
	30,	30,
	2003	2003
Net Income available to common shareholders	$98,428	$242,992
Add back (deduct):
Depreciation and Amortization	731,792	1,150,521
Minority interest share of depreciation & amortization	(45,723)	(73,223)

FUNDS FROM OPERATION	784,497	1,320,290

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its cash flow from operations.

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio, which is available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. As of June 30, 2003, the outstanding balance on this line of credit was $16,519,593.

The Company assumed $8.9 million of mortgage debt at face value in connection with the acquisitions of Park Medical Center and Partell Medical Center. This debt is secured by first mortgages on these properties. In May 2003, the Company acquired the MPA Properties which comprises of 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) for an aggregate purchase price of approximately $68.1 million. As part of the MPA Properties acquisition, the Company assumed $38.3 million of mortgage debt at face value, secured by first mortgages on these properties. The assumed debt on the MPA Properties has both variable and fixed interest rates ranging from two-thirds prime to 8.88%, and maturity dates ranging from August 2003 to March 2011. The Company paid the $30 million remaining balance of the purchase price with a combination of available cash and borrowings under the $25 million secured credit facility. On May 28,2003 the Company took out a $9 million fixed rate mortgage on the Las Vegas, Nevada Property at 4475 S. Eastern. The mortgage has a fixed interest rate of 5%, monthly payments of $41,314 and a maturity date of April 10, 2008. The outstanding balance of this mortgage at June 30, 2003 was $9 million. At June 30, 2003, the Company had total face value of debt of $72,634,458.

On June 30, 2003, the Company had $1.3 million of cash and cash equivalents. Net cash Provided by operating activities was $0.5 million for the six months ended June 30, 2003, primarily due to operating cash flows from its rental properties. Net cash used in investing activities was $31.0 million for the six months ended June 30, 2003, primarily due to operating cash flows from its rental properties primarily due to the acquisition of MPA Properties.

Net cash provided by financing activities was $23.5 million for the six months ended June 30, 2003, primarily attributable to borrowings from the line of credit in connection with the acquisition of the MPA Properties and the $9 million mortgage placed on the Las Vegas Sierra property.

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions under contract as short-term needs that will be funded either from other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.

INFLATION

All of the Company’s net leases require the tenant to pay, as additional rent, any increases in real estate taxes and operating expenses. Many of the Company’s multi-tenant leases require a tenant to pay as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, most of the leases provide for fixed increases in base rent or indexed escalations (based on increases in the Consumer Price Index or other fixed percentages). The Company believes that a significant portion of inflationary increases in expenses will be offset by these expense reimbursements and contractual rent increases. However, such lease provisions may not fully protect the Company from the effects of inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.

As of June 30, 2003, total outstanding debt of the Company was approximately $77.6 million. The current outstanding debt balances relate to fixed rate mortgages assumed through the acquisitions of Partell Medical Center, Park Medical Center as well as fixed rate mortgages and a variable rate mortgage assumed through the acquisition of the MPA Properties. The fair value of this debt approximates its carrying value. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. This two-year facility is secured by first mortgages on three of the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. The amount outstanding on this line of credit facility as of June 30, 2003 was $16,519,593.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. During the period from April 1, 2003 through June 30, 2003, the Company recognized a loss of $74,690 from this interest rate swap contract. The fair value of the interest rate swap at June 30, 2003 was a $772,679 liability.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financials reporting.

WINDROSE MEDICAL PROPERTIES TRUST

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

Current Report on Form 8-K, item 9, May 7, 2003
Current Report on Form 8-K, item 2, May 16, 2003
Current Report on Form 8-K/A, item 7, May 30, 2003
-Pro Forma Condensed Consolidated Balance Sheet-March 31, 2003 (unaudited)
-Pro Forma Condensed Consolidated Statement of Income for the three months March 31, 2003 (unaudited)
-Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 2002 (unaudited)
-Statement of Revenues over Certain Operating Expenses for the year ended December 31, 2002

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST

Dated: August 14, 2003
/s/ Fred S. Klipsch

Fred S. Klipsch Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson Chief Financial Officer