Form 10-Q/A
period 2003-06-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2003-08-21
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

WINDROSE MEDICAL PROPERTIES TRUST

This amendment is filed solely to submit the required Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted by the Company’s filing agent in the Company’s Form 10-Q dated August 14, 2003.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*31.1	Certification of Chief Executive Officer
*31.2	Certification of Chief Financial Officer
*32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

* Previously filed

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST

Dated: August 21, 2003
/s/ Fred S. Klipsch

Fred S. Klipsch Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson Chief Financial Officer