Form 10-Q
period 2003-09-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2003-11-14
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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

As of November 14, 2003, there were 5,691,710 shares of the Company’s $0.01 par value common stock outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
REAL ESTATE INVESTMENTS:
Land	$15,895,136	$8,455,937
Buildings	118,311,423	52,630,420
Lease Intangibles	9,087,135	2,959,623

	143,293,694	64,045,980
Accumulated Depreciation	(2,028,981)	(407,018)
Accumulated Lease Intangible Amortization	(716,626)	(74,238)

NET REAL ESTATE INVESTMENTS	140,548,087	63,564,724
Cash and Cash Equivalents	1,367,922	8,237,588
Receivables on Construction and Consulting Contracts	439,503	730,900
Receivables from Tenants	546,436	133,995
Straight-line Rent Receivable	1,019,318	294,026
Revenue Earned in Excess of Billings	3,417	1,268,785
Deferred Financing Fees, Net of Accumulated Amortization of $128,160 and $27,783	563,432	282,060
Escrow Deposits & Other Assets	4,025,783	752,809

TOTAL ASSETS	$148,513,898	$75,264,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	84,343,545	9,664,113
Billings in Excess of Revenues Earned	164,843	404,268
Accounts Payable and Accrued Expenses	2,210,010	1,039,314
Consulting and Construction Payables	122,903	1,357,243
Dividends Payable to Shareholders	—	739,923
Tenant Security Deposits and Prepaid Rents	622,616	175,281
Accumulated Loss on Interest Rate Swap	645,323	680,125

TOTAL LIABILITIES	88,109,240	14,060,267
Minority Interest	3,716,350	3,827,456
SHAREHOLDERS’ EQUITY
Common Stock (.01 par value); 100,000,000 Shares Authorized, 5,691,710 Issued and Outstanding	56,917	56,917
Additional Paid In Capital	58,009,994	58,016,910
Distributions in Excess of Net Income	(1,378,603)	(696,663)

TOTAL SHAREHOLDERS’ EQUITY	56,688,308	57,377,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$148,513,898	$75,264,887

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		August 16, 2002	July 1, 2002
			THROUGH	THROUGH
	2003	2002	September 30, 2002	August 15, 2002

	(COMPANY)	(COMBINED)	(COMPANY)	(PREDECESSOR)
RENTAL OPERATIONS:
Revenues:
Rental Revenues	$3,968,518	$599,644	$599,644	$—
Recoveries from tenants	399,553	25,848	25,848	—

Total revenues	4,368,071	625,492	625,492	—
Operating expenses:
Property taxes	263,383	6,953	6,953	—
Property operating expenses	642,675	15,047	15,047	—
Depreciation and amortization	1,074,253	120,774	120,774	—

Total operating expenses	1,980,311	142,774	142,774	—

Income from rental operations	2,387,760	482,718	482,718	—

SERVICE OPERATIONS (HADC)
Revenues:
Development and project management fees	387,176	4,358,794	2,321,343	2,037,451
Expenses:
Cost of sales and project costs	312,346	4,392,724	2,004,726	2,387,998
General and administrative expenses	142,576	678,372	363,746	314,626

Total income (loss) from service operations	(67,746)	(712,302)	(47,129)	(665,173)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	688,155	468,708	310,917	157,791

Operating income (loss)	1,631,859	(698,292)	124,672	(822,964)
OTHER INCOME (EXPENSES):
Interest income (expense), net	(1,167,895)	(9,365)	(706)	(8,659)
Gain (loss) on interest rate swap	127,356	(207,310)	(207,310)	—
Other income (expense)	—	(86,045)	(30,995)	(55,050)

Total other income (expense)	(1,040,539)	(302,720)	(239,011)	(63,709)
Income (loss) before income taxes	591,320	(1,001,012)	(114,339)	(886,673)
Income tax (expense) benefit	—	219,000	17,000	202,000

Income (loss) before minority interest	591,320	(782,012)	(97,339)	(684,673)
Minority interest in income (loss) of common unit holders and other subsidiaries	(36,406)	4,555	4,555	—

Net income (loss) available for common shareholders	$554,914	$(777,457)	$(92,784)	$(684,673)

Net income per common share:
Basic and diluted	$0.10		$(0.02)
Weighted average number of common shares outstanding	5,691,710		5,691,710
Weighted average number of common and dilutive potential common shares	6,051,543		6,054,031

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		August 16, 2002	January 1, 2002
			THROUGH	THROUGH
	2003	2002	September 30, 2002	August 15, 2002

	(COMPANY)	(COMBINED)	(COMPANY)	(PREDECESSOR)
RENTAL OPERATIONS:
Revenues:
Rental Revenues	$8,552,952	$599,644	$599,644	$—
Recoveries from tenants	820,896	25,848	25,848	—

Total revenues	9,373,848	625,492	625,492	—
Operating expenses:
Property taxes	423,846	6,953	6,953	—
Property operating expenses	1,231,167	15,047	15,047	—
Depreciation and amortization	2,224,774	120,774	120,774	—

Total operating expenses	3,879,787	142,774	142,774	—

Income from rental operations	5,494,061	482,718	482,718	—

SERVICE OPERATIONS (HADC)
Revenues:
Development and project management fees	3,211,922	6,466,811	2,321,343	4,145,468
Expenses:
Cost of sales and project costs	2,782,922	5,546,552	2,004,726	3,541,826
General and administrative expenses	1,042,989	1,289,313	363,746	925,567

Total income (loss) from service operations	(613,989)	(369,054)	(47,129)	(321,925)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	2,084,951	1,104,974	310,917	794,057

Operating income (loss)	2,795,121	(991,310)	124,672	(1,115,982)
OTHER INCOME (EXPENSES):
Interest income (expense), net	(2,087,223)	(22,875)	(706)	(22,169)
Gain (loss) on interest rate swap	34,802	(207,310)	(207,310)	—
Other income (expense)	—	(34,445)	(30,995)	(3,450)

Total other income (expense)	(2,052,421)	(264,630)	(239,011)	(25,619)
Income (loss) before income taxes	742,700	(1,255,940)	(114,339)	(1,141,601)
Income tax (expense) benefit	109,069	143,000	17,000	126,000

Income (loss) before minority interest	851,769	(1,112,940)	(97,339)	(1,015,601)
Minority interest in income (loss) of common unit holders and other subsidiaries	(53,863)	4,555	4,555	—

Net income (loss) available for common shareholders	$797,906	$(1,108,385)	$(92,784)	$(1,015,601)

Net income per common share:
Basic and diluted	$0.14		$(0.02)
Weighted average number of common shares outstanding	5,691,710		5,691,710
Weighted average number of common and dilutive potential common shares	6,052,907		6,054,031

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$797,906	$(1,108,385)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	2,224,774	120,774
Rental income associated with above/below market leases	42,438	—
Deferred income taxes	(109,069)	(145,839)
Gain (loss) on interest rate swap	(34,802)	207,310
Amortization of deferred financing fees	100,377	—
Amortization of fair value of debt adjustment	(277,995)	—
Minority interest in earnings	53,863	(4,555)
Increase (decrease) in cash due to changes in:
Construction payables, net	(942,943)	364,042
Straight line rent receivable	(725,292)	(99,014)
Receivables from tenants	(487,600)	—
Revenue earned in excess of billings	1,265,368	32,208
Due from affiliates	—	105,000
Billings in excess of revenues earned	(239,425)	(117,613)
Accounts payable and accrued expenses	676,065	369,175
Other accrued revenue and expenses	(1,043,681)	(209,008)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,299,984	(485,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(340,944)	(65,734)
Deposits on potential acquisitions	(220,296)	—
Acquisition of real estate investments	(36,970,731)	(47,357,158)
Other deferred leasing costs	(13,470)	—
Other deferred costs and other assets	(99,545)	—
Acquisition of Minority Interest	(26,700)	—

NET CASH USED IN INVESTING ACTIVITIES	(37,671,686)	(47,422,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(3,291,239)	(498,133)
Draws on line of credit, net	22,693,924	1,500,000
Net Payments on Notes Payable to Owners	—	(188,660)
Proceeds from mortgage debt	13,000,000	—
Cash distributions to shareholders	(2,219,769)	—
Cash distributions to minority interest	(140,981)	—
Distributions to owners	—	(86,503)
Deferred Financing Costs	(539,899)	(110,000)
Offering Costs Paid	—	(972,946)
Proceeds from Issuance of Common Shares, net underwriting discount	—	62,836,346

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,502,036	62,480,104

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,869,666)	14,571,307
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,237,588	115,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,367,922	$14,686,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	1,852,476	58,179

Income taxes paid	—	9,228

Net liabilities (including secured debt) assumed in acquisition of real estate investments	43,471,708	—

Offering costs included in accounts payable	—	730,006

Issuance of partnership units for real estate investments	—	1,684,000

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

	COMMON STOCK		ADDITIONAL	DISTRIBUTIONS	TOTAL
			PAID-IN	IN EXCESS OF	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	NET INCOME	EQUITY

BALANCES AT DECEMBER 31, 2002	5,691,710	$56,917	$58,016,910	$(696,663)	$57,377,164
Net Income	—	—	—	797,906	797,906
Reallocation of Minority Interest	—	—	(6,916)	—	(6,916)
Dividends Distributed	—	—	—	(1,479,846)	(1,479,846)

BALANCES AT SEPTEMBER 30, 2003	5,691,710	$56,917	$58,009,994	$(1,378,603)	$56,688,308

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

The Company received net proceeds of $61.1 million after underwriters’ discounts and expenses from its August, 2002 initial public offering of 5,691,710 common shares at a price of $12 per share (the “Initial Offering”). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the “Operating Partnership”) for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center (“Partell”) in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center (“Park”) in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt. On May 16, 2003, the Company acquired 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) (the “MPA Properties”) from Medical Properties of America for $68.1 million, including approximately $38 million of assumed debt from multiple lenders. The Company paid the $30 million balance of the purchase price with a combination of available cash and borrowings under a $25 million secured credit facility. On August 12, 2003, the Company purchased a medical building on the Rush Copley Medical Center campus (“Rush Copley”) for $6.5 million by placing a $4 million debt facility that is secured by a first mortgage on the property with the balance of the purchase coming from a draw on the line of credit facility.

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

The 359,833 outstanding limited partners’ units in the Operating Partnership as of September 30, 2003 included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests’ share of income would also be added back to net income.

4.   STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for the three months and nine months ended September 30, 2003 and the period August 16, 2002 through September 30, 2002 would have been reduced to the pro forma amounts indicated below:

		For the three	For the nine	August 16, 2002
		months ended	months ended	THROUGH
		September 30, 2003	September 30, 2003	September 30, 2002

Net income as reported		554,914	797,906	(92,794)
Deduct:	Total stock based compensation expense determined under fair value method for all awards	(95,559)	(175,567)	(54,677)
Pro forma net income		459,355	622,339	(147,471)
Basic and diluted net income per share
	As reported	.10	.14	(.02)
	Pro forma	.08	.11	(.03)

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

6.   DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The assumed accumulated loss on the interest rate swap on the acquisition date was $448,307 and during the period from July 1, 2003 through September 30, 2003, the Company recognized a gain of $127,356 from this interest rate swap contract.

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

At September 30, 2003, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

10/1/2003-12/31/2003	$3,775,446
2004	13,670,057
2005	11,100,251
2006	9,417,534
2007	8,767,867
2008	8,323,421
Thereafter	62,503,695

9.   CONCENTRATION OF CREDIT RISK

Five of the Company’s seventeen properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s seventeen properties. These four properties have a net cost basis of approximately $38.1 million at September 30, 2003 and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance and workers’ compensation insurance.

10.   LONG TERM DEBT

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which is available for working capital and acquisition purposes. This two-year facility was originally secured by first mortgages on the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. During May 2003, the Las Vegas, Nevada property at 4475 S. Eastern was withdrawn from the equity pool. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At September 30, 2003, the amount outstanding on the line of credit was $22,693,924.

On August 12, 2003, the Company took out a $4 million variable rate loan on the Rush Copley property in Aurora, Illinois. The mortgage has a variable interest rate of LIBOR + 1.6%, monthly payments are interest-only, and the maturity date of August 12, 2006. The outstanding balance of this mortgage at September 30, 2003 was $4,000,000.

The following is a summary of the outstanding mortgage debt, excluding the line of credit, as of September 30, 2003:

Fixed rate secured debt, including unamortized balance of debt premium, payments of $35,726, including interest 7.62%, maturity date of September 30, 2011 (Partell)	$5,402,246
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $26,666, including interest 7.97%, maturity date of February 28, 2010 (Park)	4,130,883
Fixed rate secured debt, including unamortized balance of debt premium, payments of $114,461, including interest 8.24%, maturity date of July 1, 2010 (Mt Vernon)	16,782,515
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $51,143, including interest 7.52%, maturity date of February 1, 2011 (Stone Oak)	7,802,318
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $23,074, including interest 7.50%, maturity date of March 1, 2011	3,532,145
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $19,009, including interest 7.57%, maturity date of February 1, 2011	2,892,245
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $10,447, including interest 8.88%, maturity date of August 1, 2009 (Winn Way)	1,462,685
Fixed rate secured debt, including unamortized balance of premium, monthly payments of $46,429, including interest 8.39%, maturity date of December 1, 2009 (Gateway)	6,677,071
Variable rate secured debt, monthly payments are interest based on interest of LIBOR + 1.6%, Maturity date of August 2006 (Rush Copley)	4,000,000
Fixed rate secured debt, monthly payments of $48,314, including interest 5.00%, maturity date of April 1, 2008 (4475 Sierra)	8,967,513

Total	61,649,621

Included in the amounts shown as outstanding, are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The current unamortized total of debt premium on all loans as of September 30, 2003 is $4,772,587. The total unpaid principal as of September 30, 2003 (excluding the line of credit) is $56,877,034.

The fair value assigned to the fixed-rate debt at the acquisition date of Partell based on an estimated market interest rate of 6.1% was $5,476,302, and the resultant debt premium of $482,832 is being amortized to interest expense over the remaining term of the debt. At September 30, 2003 the unamortized balance of the debt premium was $453,090.

The fair value assigned to the fixed-rate debt at the acquisition date of Park based on an estimated market interest rate of 6.5% was $4,200,166, and the resultant debt premium of $302,987 is being amortized to interest expense over the remaining term of the debt. At September 30, 2003 the unamortized balance of the debt premium was $262,342.

The fair value assigned to the fixed-rate debt at the acquisition date of the MPA properties based on an estimated market interest rate of 6.0% was $42,454,087, and the resultant debt premium of $4,264,288 is being amortized to interest expense over the remaining term of the debt. At September 30, 2003 the unamortized balance of the debt premium was $4,057,155.

On August 7, 2003, the Company paid off the principal balance of the variable rate debt for the 310 25th Avenue property in the amount of $3,065,165 funded from a draw on the line of credit.

At September 30, 2003, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

10/1/2003-12/31/2003	297,870
2004	23,926,439
2005	1,283,562
2006	5,330,344
2007	1,380,801
2008	9,606,922
Thereafter	42,517,607

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

The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The revenues and FFO for each of the reportable segments for the three months ended September 30, 2003 and September 30, 2002, and the assets for each of the reportable segments as of September 30, 2003 and December 31, 2002, are summarized as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

REVENUES
Rental Operations:
Rental Income	$4,368,071	625,492	9,373,850	625,492
Service Operations:
Development and Project Management Fees	387,176	4,358,794	3,211,922	6,466,811

Consolidated Revenue	$4,755,247	4,984,286	12,585,772	7,092,303

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

FUNDS FROM OPERATION
Rental Operations	3,462,013	603,492	7,718,835	603,492
Service Operations	(67,746)	(712,302)	(613,989)	(369,054)

Total Segment FFO	3,394,267	(108,810)	7,104,846	234,438
Non Segment FFO:
Interest Income (Expense), net	(1,167,895)	(9,365)	(2,087,223)	(22,875)
General and Administrative Expenses	(688,155)	(468,708)	(2,084,951)	(1,104,974)
Other Expenses	—	(86,045)	—	(34,445)
Interest Rate Swap	127,356	(207,310)	34,802	(207,310)
Income Tax Benefit	—	219,000	109,069	143,000
Minority Interest in Net Income	(36,406)	4,555	(53,863)	4,555
Minority Interest Share of Depreciation and Amortization	(63,420)	(7,094)	(131,277)	(7,094)

Consolidated FFO	1,565,747	(663,777)	2,891,403	(994,705)
Depreciation and Amortization	(1,074,253)	(120,774)	(2,224,774)	(120,774)
Minority Interest Share of Depreciation and Amortization	63,420	7,094	131,277	7,094

Net Income Available for Common Shareholders	554,914	(777,457)	797,906	(1,108,385)

	September 30,	December 31,
	2003	2002

Assets
Rental Operations	144,864,407	64,486,193
Service Operations	908,989	2,229,152
Total Segment Assets	145,773,396	66,715,345
Non-Segment Assets	2,740,502	8,549,542

Consolidated Assets	148,513,898	75,264,887

12.   OTHER MATTERS

Reclassifications: Certain 2002 balances have been reclassified to conform to 2003 presentation.

13.   SUBSEQUENT EVENTS

On October 1, 2003 the Company entered into a $4 million variable rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004.

On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in the single purpose entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum.

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

In August, 2002, the Company’s Registration Statement on Form S-11 was declared effective and the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering). The public offering price of all shares sold was $12 per common share, resulting in net proceeds to the Company (after underwriters discount and offering expenses) of approximately $61.1 million. The Company contributed all of the net proceeds of the Initial Offering to the Company’s Operating Partnership in exchange for an approximate 94.0% general partnership interest. The Operating Partnership used approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center in Charlotte, North Carolina on December 1, 2002, for $5.7 million, including $3.9 million of assumed debt. On May 16, 2003 the Company acquired the 9 properties from MPA for $68.1 million, including $38.3 million of assumed debt. On August 12, 2003, the Company purchased a medical building on the Rush Copley Medical Center campus for $6.5 million by placing a $4 million debt facility that is secured by a first mortgage on the property with the balance of the purchase coming from a draw on the line of credit facility. The Company had no property ownership and leasing operations prior to August 16, 2002.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

RENTAL OPERATIONS

Rental Operations revenue increased by $3.7 million and $8.7 million for the three months and nine months ended September 30, 2003 as compared to the three months and nine months ended September 30, 2002, respectively.

The increases are reflective of the additional properties acquired as well as a longer period of ownership of its existing properties.

Activity related to rental operations reflected on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2002, was for the period from August 16, 2002 through September 30, 2002, as the Predecessor Company had no rental operations prior to August 16, 2002. Rental Operations revenue is driven by rent from properties held for rental purposes. The amount of rental revenue and operating expenses recognized during 2003 is entirely related to the seventeen properties previously discussed.

The leases pertaining to the four outpatient treatment centers in Las Vegas, Nevada, the Urology Center of the South near Memphis, Tennessee, the Urology Center of Florida in Ocala, Florida, the medical office building in West Pearland, Texas, the medical office buildings in El Paso, Texas, the medical office building in Las Vegas, Nevada and the medical office building in Port St. Lucie, Florida are predominantly net leases and therefore all operating expenses are paid by the tenants in accordance with the terms of the lease. The remaining properties consist of leases categorized as modified gross and gross leases. Rental revenue is recognized on a straight-line basis, and the buildings are depreciated using the straight-line method.

SERVICE OPERATIONS

Development and project management fees decreased by $4.0 million for the three months ended September 30, 2003 and decreased by $3.3 million for the nine months ended September 30, 2003, as compared to the corresponding periods from the prior year. These fluctuations were caused by the timing of construction activity of a design — build contract on a development project in Chattanooga, Tennessee. This contract differs from the previously used fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

The increase in total loss from service operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is primarily attributable to a decline in consulting revenue earned by HADC and a continuing decline in margins related to construction activity. In addition, HADC’s focus has continued to shift from traditional third party fee-for-service contracts to managing internally developed projects for the Company. In connection with this change in strategy, management implemented an overhead cost savings plan in the second quarter of 2003, which resulted in a charge of $188,000 due to the reduction in HADC personnel. This amount is included in the general and administrative expenses of the service operations section of the Consolidated Statement of Operations for the nine months ended September 30, 2003. This downsizing leaves HADC with sufficient staff to complete its existing third party fee-for-service contracts and to concentrate on internally developed projects for the Company. As these self developed projects begin, a large percentage of HADC’s direct labor costs will be capitalized directly to the respective projects under construction. Savings associated with this overhead reduction plan began to materialize in the third quarter, as both project costs and general and administrative expenses were lower in the current quarter as compared to the second quarter, 2003.

GENERAL AND ADMINISTRATIVE

The general and administrative expenses of the corporate and rental operations equaled $0.7 million for the three months ended September 30, 2003, as compared to $0.5 million for the three months ended September 30, 2002. This increase is reflective of the additional costs associated with operating as a public company. Recent regulatory developments have further increased the cost of being a public company.

The general and administrative expenses of the corporate and rental operations equaled $2.1 million for the nine months ended September 30, 2003, as compared to $1.1 million for the nine months ended September 30, 2002. The increase is reflective of the additional costs associated with the daily operations of the Operating Partnership subsequent to the Initial Offering, which occurred on August 15, 2002 and is reflective of the additional costs associated with operating as a public company. Included in these increased costs was the addition of property management personnel, as part of the acquisition of the MPA properties, and the formation of a separate subsidiary, Windrose Management Properties, L.L.C. for property management functions.

The Company recorded higher depreciation costs on furniture, fixtures, and equipment in 2003 as a result of the recent upgrade in property management and accounting software. The purchase of the software was necessary for the Company to be properly prepared for the acquisition of additional properties.

OTHER INCOME AND EXPENSES

Other Expenses increased by $0.7 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Other Expenses equaled $2.1 million for the nine months ended September 30, 2003 as compared to $0.3 million the nine months ended September 30, 2002.

The increase in other expenses for the three months ended September 30, 2003 was primarily due to interest on mortgages secured by ten of the properties owned by the company, monthly amounts paid on the interest rate swap as well as the interest on the $25 million secured credit facility the Company entered into with Huntington National Bank based in Columbus which had an outstanding balance of $22,693,924 as of September 30, 2003. This was slightly offset by the a gain on interest rate swap acquired in connection with the acquisition of the Urology Center of the South.

FUNDS FROM OPERATIONS (FFO)

The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures.

The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended September 30, 2003:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2003

Net Income available to common shareholders	$554,914	$797,906
Add back (deduct):
Depreciation and Amortization	1,074,253	2,224,774
Minority interest share of depreciation & amortization	(63,420)	(131,277)

FUNDS FROM OPERATIONS	1,565,747	2,891,403

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its cash flow from operations.

On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio, which is available for working capital and acquisition purposes. This two-year facility is secured by first mortgages on the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. As of September 30, 2003, the outstanding balance on this line of credit was $22,693,924.

The Company assumed $8.9 million of mortgage debt at face value in connection with the acquisitions of Park Medical Center and Partell Medical Center. This debt is secured by first mortgages on these properties. In May 2003, the Company acquired the MPA Properties which comprises of 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) for an aggregate purchase price of approximately $68.1 million. As part of the MPA Properties acquisition, the Company assumed $38.3 million of mortgage debt at face value, secured by first mortgages on these properties. The assumed debt on the MPA Properties has both variable and fixed interest rates ranging from two-thirds prime to 8.88%, and maturity dates ranging from August 2003 to March 2011. The Company paid the $30 million remaining balance of the purchase price with a combination of available cash and borrowings under the $25 million secured credit facility. On May 28,2003 the Company took out a $9 million fixed rate mortgage on the Las Vegas, Nevada Property at 4475 S. Eastern. The mortgage has a fixed interest rate of 5%, monthly payments of $41,314 and a maturity date of April 10, 2008. The outstanding balance of this mortgage at September 30, 2003 was $8,967,513. On August 12, 2003, the Company purchased a medical building on the Rush Copley Medical Center campus in Aurora, Illinois for $6.5 million. The company funded the acquisition by securing a $4 million loan at LIBOR plus 1.6%. The company paid for the balance of the purchase price by drawing on the $25 million secured credit. At September 30, 2003, the Company had total face value of debt of $79,570,958.

On September 30, 2003, the Company had $1.4 million of cash and cash equivalents. Net cash Provided by operating activities was $1.3 million for the nine months ended September 30, 2003, primarily due to operating cash flows from its rental properties. Net cash used in investing activities was $37.7 million for the nine months ended September 30, 2003, primarily due to the acquisition of MPA Properties and the Rush Copley building.

Net cash provided by financing activities was $29.5 million for the nine months ended September 30, 2003, primarily attributable to the debt assumed and borrowings from the line of credit in connection with the acquisition of the MPA Properties, the $9 million mortgage placed on the Las Vegas Sierra property and the $4 million mortgage placed on the Rush Copley building.

On October 1, 2003 the Company entered into a $4 million variable rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004.

On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in the single purpose entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum.

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

As of September 30, 2003, total outstanding debt of the Company was approximately $84.3 million. The current outstanding debt balances relate to fixed rate mortgages assumed through the acquisitions of Partell Medical Center, Park Medical Center as well as fixed rate mortgages and a variable rate mortgage assumed through the acquisition of the MPA Properties. The fair value of this debt approximates its carrying value. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. This two-year facility is secured by first mortgages on three of the Company’s four outpatient treatment centers in Las Vegas, Nevada, as well as the Urology Center of the South in Memphis, Tennessee. The credit facility bears interest at variable rates of LIBOR plus 1.75-2.00% depending on the Company’s leverage ratio. The amount outstanding on this line of credit facility as of September 30, 2003 was $22,693,924.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. During the period from July 1, 2003 through September 30, 2003, the Company recognized a gain of $127,356 from this interest rate swap contract. The fair value of the interest rate swap at September 30, 2003 was a $645,323 liability.

ITEM 4.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securties Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financials reporting.

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
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

(b)	Reports on Form 8-K
Current Report on Form 8-K, item 9, May 7, 2003
Current Report on Form 8-K, item 2, May 16, 2003
Current Report on Form 8-K/A, item 7, May 30, 2003
—	Pro Forma Condensed Consolidated Balance Sheet-March 31, 2003 (unaudited)
—	Pro Forma Condensed Consolidated Statement of Income for the three months March 31, 2003 (unaudited)
—	Pro Forma Condensed Consolidated Statement of Income for the year ended December 31, 2002 (unaudited)
—	Statement of Revenues over Certain Operating Expenses for the year ended December 31, 2002

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: November 14, 2003

/s/ Fred S. Klipsch Fred S. Klipsch Chairman and Chief Executive Officer

/s/ Doug Hanson Doug Hanson Chief Financial Officer