Form 10-K
period 2003-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2004-03-15
CIK 1173942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-31375

WINDROSE MEDICAL PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

MARYLAND	35-216691

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

3502 WOODVIEW TRACE, SUITE 210
INDIANAPOLIS, INDIANA 46268	(317) 860-8180

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)	(REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

          Common Shares of Beneficial Interest, par value of $.01 per share         New York Stock Exchange

Securities registered pursuant to Section 12(g) or the Act:

          None:

     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days. Yes: [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]  (No delinquent filers)

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: [X]  No [  ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant: $61,185,882 as of June 30, 2003 and $127,136,935 as of March 9, 2004.

     As of March 9, 2004, the latest practicable date, there were 9,948,007 shares of the Registrant’s common stock outstanding.

     Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2003, and to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III.

WINDROSE MEDICAL PROPERTIES TRUST
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003
INDEX

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains certain information and statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “should,” “anticipate,” “target,” “goal,” “continue,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” or similar terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report in Item 7 under the section entitled “Risk Factors” and elsewhere, and in other reports Windrose Medical Properties Trust files with the Securities and Exchange Commission (“SEC”), from time to time. Windrose Medical Properties Trust undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

PART I

ITEM 1. BUSINESS

OVERVIEW

          Windrose Medical Properties Trust (the “Company”) is a self-managed real estate company, operating as a real estate investment trust (“REIT”) for federal income tax purposes. The Company invests in specialty medical properties and selectively owns, acquires, develops and manages medical facilities. The types of specialty medical properties in which the Company seeks to invest include (but are not limited to):

     Medical Office Buildings. Medical office buildings are office and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for the use of physicians and other health personnel to provide services to their patients. Medical office buildings typically contain sole and group physician practices and may hold laboratory and other patient services.

     Outpatient Treatment and Diagnostic Facilities. Outpatient treatment and diagnostic facilities provide treatments and care not typically provided in physician offices or clinics, such as gastrointestinal endoscopy care, oncology treatment, kidney dialysis and other similar services.

     Physician Group Practice Clinics. Physician group practice clinics are facilities, often located near hospitals or on hospital campuses, that are typically single-tenant buildings leased to either a single or multi-specialty medical practice group, including physician offices and clinics where routine patient office visits are conducted.

     Ambulatory Surgery Centers. Ambulatory surgery centers operate exclusively for the purpose of furnishing general or specialty surgical procedures not requiring an overnight stay in a hospital. In addition to surgery facilities, ambulatory surgery centers typically include physician office and clinic space.

     Specialty Hospitals and Treatment Centers. Specialty hospitals and treatment centers are hospitals that focus and specialize in providing care for certain conditions and performing certain procedures, such as cardiovascular and orthopedic surgery. Specialty hospitals also include long-term acute care hospitals that provide care for patients requiring extended hospital stays and specialized care and observation more efficiently and economically than traditional acute care hospitals.

          The Company completed its initial public offering (“IPO”) of its common shares in August 2002, and acquired seven specialty medical properties with the proceeds of the IPO. Since then, the Company has acquired 15 additional specialty medical properties for purchase prices aggregating $102 million. As of December 31, 2003, the Company’s net real estate investments were approximately $162.1 million, and its portfolio consisted of 16 multi-tenant medical office buildings, four outpatient treatment and diagnostic centers and two physician group practice clinics/ambulatory surgery centers.

          The Company was organized in March 2002 as a Maryland real estate investment trust with perpetual existence. The Company’s corporate offices are located at 3502 Woodview Trace, Suite 210, Indianapolis, Indiana 46268. Our telephone number is (317) 860-8180. The Company’s website address is http://www.windrosempt.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as the definitive proxy statement and Section 16 reports on Form 3,4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

The Operating Partnership

          Windrose Medical Properties, L.P., the Company’s operating partnership, the “Operating Partnership”, is a limited partnership organized in May 2002 under the Virginia Revised Uniform Limited Partnership Act. The Company owns its properties and conducts its business through the operating partnership. The Company serves as the sole general partner of, and owned as of December 31, 2003, an approximate 96.5% interest in, the operating partnership.

Hospital Affiliates Development Corporation

          The Company’s taxable REIT subsidiary, Hospital Affiliates Development Corporation (“HADC”), was incorporated in 1989 as an Indiana corporation. Its predecessor was incorporated in 1976. HADC conducts business throughout the United States and, to a lesser extent, internationally. HADC develops and constructs new facilities for tenants on a “build-to-suit” basis or multi-tenant facilities. HADC’s primary objective is the development of specialty medical properties for the Company to own, but HADC also provides these services for third-parties. HADC expects to earn fees from third parties by providing services such as property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management. Neither the Company nor its operating partnership can undertake material amounts of third-party development and construction activities directly under applicable REIT tax rules. HADC pays income taxes at regular corporate rates on its taxable income.

RECENT DEVELOPMENTS

          In May 2003, the Company acquired 12 medical properties from Medical Properties of America for $68.1 million and in August 2003 the Company purchased a medical building on the Rush Copley Medical Center campus in Aurora, Illinois for $6.5 million

          The Company received net proceeds of $47.7 million after underwriters’ discount and expenses from its December, 2003 secondary offering of 4,255,000 common shares of beneficial interest at a public offering price of $12 per share. The Company contributed all of the net proceeds of the offering to the Operating Partnership.

          On December 17, 2003 the Company completed the purchase of Methodist Medical Building in Sacramento, California for $9.2 million including the assumption of a $5.4 million secured credit facility. On December 30, 2003, the Company purchased Elm Street Professional Plaza in Reno, Nevada for $13.0 million including the assumption of a secured credit facility of $9.8 million.

          Another $20.0 million of the net proceeds of the secondary offering was used to pay down indebtedness on the Company’s secured credit facility. On January 29, 2004, the Company acquired Cooper Voorhees Medical Mall (Voorhees, New Jersey) and Trinity West Medical Plaza. The seller of these two properties may exercise a right to repurchase them. Cooper Voorhees Medical Mall was purchased for $32.0 million including the assumption of $23.3 million of debt. Trinity West Medical Mall was purchased for $7.0 million without any assumed debt. On January 31, 2004 the Company purchased Coral Springs Surgical Center Building in Coral Springs, Florida, for $7.5 million including the assumption of a secured credit facility of $ 3.4 million.

COMPETITIVE STRENGTHS

          The Company believes that it distinguishes itself from other owners, operators and developers of medical real estate properties in multiple ways, including the following:

•	Unique focus on specialty medical properties providing outpatient services. The Company is a public real estate company focusing on the ownership, development and management of specialty medical properties, particularly those offering outpatient care. The Company believes that recent trends in the healthcare industry have led medical service providers to provide an increasing amount of their services through this asset class. The Company believes that through this focus, it can achieve a unique and attractive profile for cash flow growth and increased portfolio value.

•	Experienced management team. The Company has a deep and experienced senior management team, which averages over 20 years of experience in developing, acquiring, operating, managing and financing specialty medical properties. The Company’s management team has an in-depth understanding of the rapid changes in the healthcare industry and the ability to execute the Company’s opportunistic strategy.

•	Broad network of relationships with healthcare providers. Through the reputation and experience of the Company’s management, the Company has developed a broad network of relationships with healthcare providers. The Company’s senior management has a 25-year history of successfully providing planning, consulting, development and management services to healthcare providers located throughout the United States and in 14 foreign countries. The Company believes that it is among a limited number of companies that have the experience and knowledge to satisfy the complex real estate needs and demands of medical services providers, particularly during periods of rapid change.

•	Broad range of services. The Company is uniquely positioned to provide the capital that medical services providers need to expand their practices, while at the same time offering the professional management, design and implementation services that their practices require on an ongoing basis. As medical services providers divest themselves of real estate in favor of sale/leaseback arrangements, the Company has the capability to purchase the real estate and subsequently provide the services typically required by lessees.

•	Strong development capabilities. HADC has been providing facility, design, development, finance and management services to healthcare systems, physical groups and third-party medical property owners for over 27 years. Since its inception, HADC has completed over 600 projects totaling in excess of $1.7 billion of construction costs. While the Company expects to receive fees from third parties, HADC’s primary strategy is to develop properties for ownership by the Company.

BUSINESS STRATEGY

          The Company’s primary business objectives are to prudently maximize distributable cash flow and to enhance the value of its portfolio in order to maximize total return to its shareholders. The Company’s strategy is to capitalize on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing specialty medical properties that meet its investment criteria. In general, the Company will acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company will focus on medical properties providing specialty medical services, including: medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

External Growth Strategy

          The Company seeks to achieve its business objectives externally through:

•	Acquiring or developing assets in areas with attractive growth characteristics. The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near hospital campuses in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

•	Providing services through HADC. To better serve the need of the Company’s tenants, it, through HADC, will develop and construct new facilities for tenants on a “build-to-suit” basis or multi-tenant facilities when an acceptable level of pre-construction leasing is achieved. While the primary objective of HADC will be the development of quality specialty medical properties for the Company’s ownership, HADC will also provide a select amount of these services for third parties, especially those that are expected to be a source of long-term relationships and assets. HADC expects to earn fees from third parties by providing services such as: property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management.

Internal Growth Strategy

          The Company seeks to achieve its business objectives internally through:

•	Entering into long-term leases with annual contractual rent increases. The Company expects to generate internal growth in cash flow through leases that contain provisions for fixed contractual rental increases or increases that are tied to indices such as the Consumer Price Index.

•	Utilizing primarily net-lease structures. The Company seeks to enter long-term leases primarily under net lease structures, where the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases based on stated percentage increases or increases in the Consumer Price Index. The Company believes that long-term leases, coupled with a tenant’s responsibility for property expenses, will produce a more predictable income stream, while continuing to offer the potential for growth in rental income.

•	Replacing tenants quickly at the best available market terms and lowest possible leasing costs. The Company seeks to lease space in a timely manner at the most favorable rates it can attract, while also reducing leasing costs. The Company believes that through its focus on quality properties in desirable locations, coupled with its relationships with medical services providers, it can further minimize vacancies in its properties and lease space at the best available market terms.

•	Proactive property management to maximize tenant retention. In order to achieve greater awareness and responsiveness to tenant needs, the Company either directly manages its properties or provides property management through qualified and experienced third parties. The Company believes that this emphasis on tenant needs will lead to enhanced tenant satisfaction and retention. The Company recognizes that the renewal of existing tenant leases, as opposed to tenant replacement, often provides the best operating results by minimizing transaction costs and avoiding interruptions in rental income during periods of vacancy.

FINANCING STRATEGY

          The Company plans to build its capital structure with a balanced approach that remains conservative and maximizes flexibility. This plan will:

1)	Borrow at fixed rates or on instruments that can take on the characteristics of fixed-rate debt (including the use of interest rate swaps)

2)	Have as its goal conservative debt service ratios. For the Quarter ended December 31, 2003, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) was 2.40 times debt service payments. The Company’s in place loan covenant requires the Company maintain at least a 1.8 coverage.

3)	Balance debt in a fashion that enhances the Company’s ability to access capital markets.

COMPETITION

          The Company competes for development opportunities and opportunities to purchase medical properties with among others: private investors; healthcare providers, including physicians, healthcare-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than the Company has and may have better relationships with lenders and sellers. Increased competition for medical properties from competitors, including other REITs, may adversely affect the Company’s ability to acquire specialty medical properties and the price the Company pays for properties. The Company’s properties will face competition from other nearby facilities that provide services comparable to those offered at the Company’s facilities. Some of those facilities are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to the Company’s facilities. In addition, competing healthcare facilities located in the areas served by the Company’s facilities may provide health services that are not available at the Company’s facilities.

ENVIRONMENTAL

          Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substance, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Company’s properties, the Company or its lessees may be potentially liable for any such costs.

          The Company obtained Phase I environmental assessments on all of its existing properties. The Phase I environmental assessments are intended to identify potential environmental contamination for which the Company’s properties may be responsible. The Phase I environmental assessments include historical reviews of the proprieties, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I environmental assessments do not include invasive procedures, such as soil sampling or ground water analysis. Thus, it is possible that these environmental assessments will not reveal all environmental liabilities and there may be material environmental liabilities of which the Company is not aware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the properties will not be affected by the condition of the properties in the vicinity of the Company’s properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company or its lessees.

          The Company believes that its properties are in compliance in all material respects with all federal, state and local ordinances and regulation regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of the Company’s properties.

CORPORATE GOVERNANCE

          The Company has adopted a Code of Ethics that applies to all of the Company’s trustees, officers and employees and has posted such Code of Ethics on its website at http://www.windrosempt.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, chief accounting officer or controller by posting such information on its internet website.

          The Company’s Corporate Governance Guidelines, Code of Ethics, Code of Conduct and the charters of the Audit, Compensation and Governance/Nominations Committees are available on the Company’s website, and are available in print, without charge, to any shareholder upon request by writing to Windrose Medical Properties Trust, 3502 Woodview Trace, Suite 200, Indianapolis, Indiana 46268, attention Investor Relations.

          All references to the “Company” in this Report on Form 10-K include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise. The Company’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company and its taxable REIT subsidiary Hospital Affiliates Development Corporation (“HADC”) have an office in Nashville, Tennessee. As of December 31, 2003, the Company had 36 employees.

ITEM 2. PROPERTIES

          At December 31, 2003, the Company owned the following twenty-two properties:

			Rentable		Occupancy at
Property	Type	Location	Square Footage		December 31, 2003
310 Building	Medical office	Nashville, TN	48,360		89%
	building
Elm Street Professional Plaza	Medical office	Reno, NV	66,606		100%
	building
Gateway East Medical	Medical office	El Paso, TX	69,343	(1)	84	%(1)
Office Building	building
(7852 Gateway Boulevard)
Gateway East Medical	Medical office	El Paso, TX	69,343	(1)	84	%(1)
Office Building	building
(7878 Gateway Boulevard)
Gateway East Medical	Medical office	El Paso, TX	69,343	(1)	84	%(1)
Office Building	building
(7888 Gateway Boulevard)
Methodist Medical Building	Medical office	Sacramento, CA	46,440		98%
	building
Morningside Professional	Medical office	Port St. Lucie, FL	44,515		86%
Plaza	building
Mount Vernon	Medical office	Atlanta, GA	85,121		94%
Medical Center	building
Park Medical	Medical office	Charlotte, NC	32,947		94%
Center	building
Partell Medical	Medical office	Las Vegas, NV	30,626		91%
Center	building
Rush-Copley	Medical office	Aurora, IL	31,244		100%
Medical Office Building	building
Sierra Health	Outpatient	Las Vegas, NV	25,998		100%
Services (2300 W.	treatment and
Charleston	diagnostic
Boulevard)	facility
Sierra Health	Outpatient	Las Vegas, NV	27,447		100%
Services (2316 W.	treatment and
Charleston	diagnostic
Boulevard)	facility

			Rentable		Occupancy at
Property	Type	Location	Square Footage		December 31, 2003
Sierra Health	Outpatient	Las Vegas, NV	49,014		100%
Services (888 S.	treatment and
Rancho Drive)	diagnostic
	facility
Sierra Health	Outpatient	Las Vegas, NV	58,396		100%
Services (4475 S.	treatment and
Eastern Avenue)	diagnostic
	facility
Stone Oak	Medical office	San Antonio, TX	65,652	(2)	100	%(2)
Physicians Plaza I	building
(19016 Stone Oak Parkway)
Stone Oak	Medical office	San Antonio, TX	65,652	(2)	100	%(2)
Physicians Plaza II	building
(540 Stone Oak Parkway)
Tomball Professional	Medical office	Tomball, TX	53,617		80%
Atrium Building	building
Urology Center	Ambulatory	Ocala, FL	19,561		100%
of Florida	surgery
	center/physician
	group clinic
Urology Center of	Ambulatory	Germantown, TN	33,777		100%
the South	surgery
	center/physician
	group clinic
West Pearland	Medical office	Pearland, TX	20,800		100%
Professional Center	building
Winn Way	Medical office	Decatur, GA	21,737		78%
	building

(1)	Represents total (or weighted average) for 7852 Gateway Boulevard, 7878 Gateway Boulevard and 7888 Gateway Boulevard.

(2)	Represents total (or weighted average) for 19016 Stone Oak Parkway and 540 Stone Oak Parkway.

ITEM 3. LEGAL PROCEEDINGS

          The Company is not involved in any material litigation other than routine litigation incidental to the Company’s business, nor are such proceedings known to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          On August 16, 2002, the Company’s common shares became listed and initiated trading on the New York Stock Exchange, symbol WRS. As of March 12, 2004, there were 5,331 shareholders of Record. The following table sets forth the closing high and low sales prices of our common shares for the periods indicated and the dividend declared per share during each such period:

QUARTER ENDED	HIGH	LOW	DIVIDEND
December 31, 2003	$13.20	$11.70	$0.22
September 30, 2003	$11.75	$10.32	$0.22
June 30, 2003	$10.94	$9.01	$0.13
March 31, 2003	$11.12	$9.32	$0.13
December 31, 2002	$11.69	$9.85	$0.13
September 30, 2002	$12.10	$10.11	—

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

          Distributions will be authorized by the Board of Trustees and declared by the Company based upon a number of factors, including the amount of funds from operations, the Company’s financial condition, debt service requirements, capital expenditure requirements, capital expenditure requirements for the Company’s properties, the Company’s taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Company’s trustees deem relevant. The Company’s ability to make distributions to its shareholders depends on its receipt of distributions from its operating partnership and lease payments from the lessees of its properties.

          On December 1, 2003, the Company declared a quarterly dividend of $0.22 per share payable on February 20, 2004, to common shareholders of record on December 15, 2003. Following is a summary of the taxable nature of the Company’s dividends for the year ended December 31, 2003:

Percent taxable as ordinary income	25.08%
Percent non-taxable as return of capital	74.92%

100.00%

          The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles. In addition, the Company cannot provide any assurance as to the amount or timing of future distributions.

          The information required by Item 201(d) of Regulation S-K is included under Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

          The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). The Company’s Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

          The following sets forth selected consolidated financial and operating information on a historical basis for the Company from August 16, 2002 through December 31, 2003 and its predecessor for the period prior to August 16, 2002. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	YEAR ENDED	1/1/2002 THROUGH	8/16/2002	YEARS ENDED DECEMBER 31,
	DECEMBER 31,	8/15/2002	THROUGH	2002	2001	2000	1999
	2003	(Predecessor)	12/31/2002	(Combined)	(Predecessor)	(Predecessor)	(Predecessor)
Results of Operations:
Revenues:
Rental Operations	$14,029	$—	$2,274	$2,274	$—	$—	$—
Service Operations (HADC)	3,661	4,145	7,559	11,704	4,568	4,458	2,979
Total Revenues	17,690	4,145	9,833	13,978	4,568	4,458	2,979
Net Income (Loss)	$1,248	$(1,015)	$43	$(972)	$(51)	$47	$(582)
Per Share Data (1)
Net Income per Common Share:
Basic and Diluted	$0.21		$0.01
Weighted Average Common Shares Outstanding	5,808		5,692
Weighted Average Common and Dilutive Potential Common Shares	6,169		6,054
Cash Dividends Declared	$0.70		$0.13
Balance Sheet Data (at December 31):
Total Assets	$187,763		$75,265	$75,265	$1,535	$1,438	$1,703
Total Debt	$76,893		$9,664	$9,664	$687	$362	$323
Total Liabilities (Including Minority Interest)	$85,732		$17,888	$17,888	$1,915	$1,432	$1,471
Total Shareholders’ / Owners Equity (Deficit)	$102,031		$57,377	$57,377	$(379)	$6	$232
Total Common Shares Outstanding	9,947		5,692	5,692

(1)	Per share data is presented for the period from August 16, 2002 through December 31, 2002 and for the full year of 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

          The Company is a self-managed real estate investment trust, or REIT. The Company was formed in mid-2002. On August 22, 2002, the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering) resulting in net proceeds (after underwriters discount and offering expenses) of approximately $61.1 million. The Company received net proceeds of $47.7 million (after underwriters discounts and expenses) from its December 2003 secondary offering of 4,255,000 common shares at a public offering price of $12 per share. Proceeds of both the Initial Offering and the secondary offering were used to acquire specialty medical properties, such as medical office buildings, outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers and to repay indebtedness. The properties acquired generally are leased to healthcare providers and physicians on long-term leases with annual lease rate escalations. As of December 31, 2003, the Company owned 22 buildings in 14 cities in 8 states.

          The Company contributed all of the net proceeds of both offerings to its Operating Partnership. As of December 31, 2003, the Company owned an approximate 96.5% interest in the Operating Partnership. The Operating Partnership uses a mixture of cash and debt to make its acquisitions.

          The Company has significantly increased the size of its real estate portfolio and its rental operations throughout 2003 through the acquisition of the following properties:

		Acquisition	Rentable
Property	Building Type	Date	Square Feet
Mt. Vernon	Medical Office Building	5/16/2003	85,121
Winn Way	Medical Office Building	5/16/2003	21,737
Urology Center of Florida	Ambulatory Surgery Center	5/16/2003	19,561
Morningside	Medical Office Building	5/16/2003	44,515
310 Nashville	Medical Office Building	5/16/2003	48,360
Stone Oak	Medical Office Building	5/16/2003	65,652
Tomball	Medical Office Building	5/16/2003	53,617
West Pearland	Medical Office Building	5/16/2003	20,800
Gateway	Medical Office Building	5/16/2003	69,343
Rush Copley	Medical Office Building	8/12/2003	31,244
Methodist	Medical Office Building	12/18/2003	46,440
Elm Street	Medical Office Building	12/30/2003	66,606

			572,996

          Properties acquired must meet certain criteria that include (but are not limited to) location, tenant quality, tenant mix, market appeal, purchase price, property condition, market trend and length of leases in place. Maintaining and increasing occupancy levels and lease renewals are critical to ongoing return on investment expected in each property.

          Cost of Debt and the ratio of Debt to Equity are also critical elements that can affect the investment return. The Company believes locking in fixed-rate low interest debt is its first choice. Use of variable-rate debt at low interest rates is also part of the strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable-rate debt (without an interest rate swap) to the amount outstanding on it secured line of credit plus $10 million.

          The Company also conducts Service Operations through Hospital Affiliates Development Corporation (HADC), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of the service operations acquired in connection with the Initial Offering were designated as the predecessor (the Predecessor) for accounting purposes. Therefore, the Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, the results of operations for the year ended December 31, 2002 comprise those of the combined entities of the Company and the Predecessor from August 16, 2002 through December 31, 2002. All periods prior to August 16, 2002 include only the operations of the Predecessor. The operations reported for the year ended December 31, 2003 were for activities that were both new contracts for services and the completion of contracts entered into by the Predecessor.

          The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:

Occupancy Analysis:

          The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of December 31, 2003 and 2002 (square feet in thousands):

	Rentable
	Total Square Feet		Percent Occupied
	2003	2002	2003	2002
In-service portfolio	831	258	94.1%	97.4%

          The acquisition of numerous multi-tenant medical office buildings during year ended December 31, 2003 resulted in a change in concentration of the company’s rentable square footage from master lease properties to multi-tenant medical office buildings. As of December 31, 2002, the Company’s portfolio consisted of five fully occupied master lease properties and only two multi-tenant medical office buildings. Throughout 2003, the

Company diversified the portfolio by adding fourteen (14) multi-tenant medical office buildings and one fully occupied master lease property. Due to the change in concentration of building types, the occupancy percentage decreased, but there was no actual net loss of tenants throughout the year ended December 31, 2003.

Lease Expiration and Renewals:

          The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of December 31, 2003. The table indicates rentable square footage and annualized net effective rents (based on December 2003 monthly rental revenue) under expiring leases (in thousands):

					Percentage
		Square		Monthly Rental	of Monthly
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet	Leases	Expiring
2004	47	103,755	12.48%	$156,714	10.89%
2005	41	103,188	12.41%	187,716	13.05%
2006	35	106,858	12.86%	180,553	12.55%
2007	20	59,403	7.15%	104,294	7.25%
2008	13	43,176	5.19%	88,726	6.17%
Thereafter	28	365,343	43.95%	720,475	50.09%

Total	184	781,723	94.1%	$1,438,478	100.00%

          During the year ended December 31, 2003, the Company renewed seventeen (17) leases for 42,000 square feet, lost five (5) leases representing 6,000 square feet, and added six (6) new leases representing 8,700 square feet. The Company does not currently expect its renewal percentage during the year ended December 31, 2004 to significantly differ from that experienced in the comparable period in 2003.

Acquisition and Development Activity:

          The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in specialities where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near hospital campuses in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

Service Operations

          The Company recognizes contract revenues using the percentage of completion method, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining the Company contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company estimated contract percentage completion and as a result could have a material impact on the Company net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts.

          During the third quarter of the Company 2003 the Company implemented a strategy to shift HADC’s primary business purpose from traditional third-party fee-for-service contracts to managing internally developed projects for the Company. This strategy has positioned HADC to concentrate on internally developed projects and retain sufficient staff to maintain its third-party fee-for-service contract activities consistent with the shift in HADC’s primary business purpose. As these self developed projects begin, a large percentage of HADC’s direct labor costs will be capitalized directly to the respective projects under construction.

Funds From Operations (FFO)

          Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating measure of an equity real estate investments trust (“REIT”). Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

          The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures.

          The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

          The following is a reconciliation between net income and FFO for the period August 16, 2002 through December 31, 2002 and year ended December 31, 2003:

		August 16,2002
	YEAR ENDED	Through
	December 31, 2003	December 31, 2002
Net Income available to common shareholders	$1,248,014	$43,260
Add back (deduct):
Depreciation and Amortization	3,327,307	481,256
Minority interest share of depreciation & amortization	(216,204)	(29,000)

FUNDS FROM OPERATIONS	4,359,117	495,516

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Rental Operations:

Rental Income:

          Rental revenue for the year ended December 31, 2003 was $14.0 million, as compared to $2.3 million for the year ended December 31, 2002. The increase in rental revenue is reflective of the property acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in occupancy percentage with respect to rental revenue.

Rental Expenses and Real Estate Taxes:

          Rental expenses for the year ended December 31, 2003 was $1.9 million, as compared to $0.1 million for the year ended December 31, 2002. The increase in rental expenses are reflective of the acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in the level of rental expenses for properties held in both 2002 and 2003.

          Real Estate Tax expense for the year ended December 31, 2003 was $0.8 million, as compared to $0.06 million for the year ended December 31, 2002. The increase in rental expenses are reflective of the acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in the level of real estate tax expenses for properties held in both 2002 and 2003.

Depreciation and Amortization:

          Depreciation and amortization expense for the year ended December 31, 2003 was $3.3 million, as compared to $0.5 million for the year ended December 31, 2002, mainly because of an increase of overall assets through multiple acquisitions occurring in 2003 and a full year of expense in 2003 compared to a partial year of expense in 2002 for the seven properties acquired after the initial offering in 2002. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions as related to gross real estate asset value in 2003.

          Included in the Depreciation and Amortization expense for 2003 was the effect of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), on acquisitions. This accounting pronouncement requires the allocation of a portion of a property’s purchase price to intangible assets for leases acquired and in-place at the closing date of the acquisition. These intangible assets are amortized over the remaining life of the leases (ranging from 0-18 years) as compared to the building basis portion of the acquisition, which is depreciated over 40 years. The amortization associated with the acquired lease intangible assets recorded on 2003 acquisitions totaled $0.7 million.

Service Operations:

          Development and project management fees decreased significantly in 2003 to $3.7 million compared to $11.7 million in 2002 because the project management fee reported for 2002 contained a “design-build” development contract for a project in Chattanooga, Tennessee. This contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

          The decrease in total loss from service operations for the year ended December 31, 2003 of $0.5 million, as compared to the year ended December 31, 2002 of $1.6 million, is primarily attributable to an increase in the third party services completed as well as significant restructuring of HADC in order to position it to provide services that are of greater direct benefit to the Company. A result of this restructuring is that both project costs and general and administrative expenses were lower in the third and fourth quarter as compared each of the quarter’s prior and in the year 2002.

General and Administrative Expense:

          General and administrative expenses, including the expenses at HADC, were $3.5 million for the year ended December 31, 2003, as compared to $3.1 million for the year ended December 31, 2002. The increase between the two years is mostly due to having a full year of the additional costs associated with being a public company in the 2003 year end totals, while 2002 had four and one half months of these expenses plus the increased expenses in anticipation of a public offering. Management believes that there will be additional cost associated with compliance of Sarbanes Oxley Section 404 and other corporate governance issues. Additionally, if the Company acquires additional properties, additional staff and/or other increases to general or administrative expenses may be required, therefore the expense level for 2004 should be moderately higher than the levels recorded in 2003.

Other Income and Expense:

          Interest expense for the year ended December 31, 2003 was $3.3 million, as compared to $0.2 million for the year ended December 31, 2002. Although the Company benefited from significantly lower interest rates during the year, interest expense increased because of increased borrowings during the year. The increased borrowings reflected the funding of the Company’s acquisitions during the year, along with the debt assumed in conjunction with those acquisitions.

•	The Company utilizes a mix of fixed and variable rate pieces of debt. As of December 31, 2003, the face-value balance of fixed rate debt was $67.9 million, while the balance of variable rate debt was $4.0 million. Of the total debt in place during 2003, fixed rate debt represented from 66% to 100% of total debt and variable rate debt represented between 34% to 0% throughout the year.

•	In addition to $53.5 million of debt assumed as part of the 2003 property acquisitions, the Company obtained two pieces of new debt during the year of 2003. On May 28,2003 the Company obtained a $9.0 million fixed rate mortgage on the Las Vegas, Nevada Property at 4475 S. Eastern. The mortgage has a fixed interest rate of 5% and a maturity date of April 10, 2008. On August 12, 2003, the Company obtained a $4 million variable rate loan on the Rush Copley property in Aurora, Illinois. The mortgage has a variable interest rate of LIBOR + 1.6% and the maturity date of August 12, 2006.

•	The Company retired $3.1 million of debt in August 2003, related to the variable rate mortgage debt assumed during the acquisition of the 310 25th Avenue property.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Rental Operations:

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

2002 RENTAL OPERATIONS REVENUE

	(In Thousands)
Property Name	August	September	October	November	December	Total
Sierra Health Services (4 properties)	$95	$342	$342	$342	$342	$1,463
Urology Center of the South	39	150	150	150	150	639
Partell Medical Center	0	0	0	46	68	114
Park Medical Center	0	0	0	0	58	58

Total	$134	$492	$492	$538	$618	$2,274

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

Service Operations:

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

          The decrease in total income from service operations for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to a decline in construction activities and consulting revenue earned by HADC. During 2002, HADC’s resources devoted considerable time to efforts connected with the Company’s Initial Offering as well as potential acquisition and development projects for the Operating Partnership. Management of HADC is committed to rebuilding its third party consulting services practice to ensure that HADC operations achieve acceptable levels of profitability.

General and Administrative:

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

		Quarter
	AUGUST 16 -	ENDED	YEAR ENDED	YEAR ENDED
	SEPTEMBER 30,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2002	2002	2001
General and administrative expenses:
Corporate & Rental Operations	$304,520	$546,770	$851,290	N/A
Service Operations (HADC)	$363,746	$208,062	$2,264,478	$2,475,510

Total:	$668,266	$754,832	$3,115,768	$2,475,510

Other Income and Expenses:

          The increase in other expenses was primarily due to the loss recognized on the interest rate swap instrument during the year ended December 31, 2002. The Company currently has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South (“Brierbrook, L.L.C.”) and the debt related to the swap was retired at the time of the acquisition. Financial results for the period August 16, 2002 through December 31, 2002 were impacted by the loss on the fair value of the interest rate swap and the monthly amount paid or received on the interest rate swap that resulted from changes in the LIBOR interest rate. Fluctuations in the interest rate market indicated an increase of ($231,818) in the fair value or the amount the Company would be required to pay to retire the swap instrument. At this time the Company does not intend to retire this swap during its life, and if not retired, then it will expire, and the Company will not realize this loss related to changes in the fair value of the swap. The swap expiration date is June 29, 2006.

Critical Accounting Policies

Impairment of Real Estate Assets:

          The Company utilizes the guidelines established under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and may not ultimately be achieved.

Acquisitions of Real Estate Assets:

          In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

          The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

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

Valuation of Receivables:

          The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible.

Revenue and Cost Recognition:

          Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company’s estimated contract percentage completion and as a result could have a material impact on the Company’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts.

Audit Committee Review:

With regards to critical accounting policies, management has discussed the following with the Audit Committee:

•	Criteria for identifying and selecting;

•	methodology in applying; and

•	impact on the financial statements.

The Audit Committee has reviewed the critical accounting policies identified by the Company.

Liquidity and Capital Resources

Sources of Liquidity:

Rental Operations:

          The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of or in a short time following the actual revenue recognition. The Company is subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations.

Secured Credit Facilities:

          The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	December 31, 2003
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.00-2.25%	None
Working Capital Line of Credit Facility	4,000,000	October 2004	Prime	None

          On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in the single purpose entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. At December 31, 2003, there were no amounts outstanding under this facility.

Equity Securities:

          The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $250 million of common and preferred shares of beneficial interest as of January 30, 2004. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

Uses of Liquidity

Short-Term Uses:

           The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for 2004 as short-term needs that will be funded either from the $70 million available on the Company’s syndicated line of credit or the issuance of additional equity securities under the shelf registration statement on file with the SEC that permits the Company to sell up to an additional $250 million of common and preferred shares of beneficial interest as of January 30, 2004.

Long-Term Uses:

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

Historical Cash Flows

Operating Activities

               On December 31, 2003, the Company had $17.4 million of cash and cash equivalents. Net cash provided by operating activities was $2.5 million for the year ended December 31, 2003. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from Rental Operations continues to provide the primary source of revenues and operating cash flows for the Company

Investing Activities

          Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $46.3 million for the year ended December 31, 2003, primarily due to the acquisition of the fifteen medical properties discussed above.

Financing Activities

               Net cash provided by financing activities was $53.0 million for the year ended December 31, 2003. These proceeds were generated primarily from the secondary common offering and the issuance of $13 million of mortgage notes, net of $3.7 million of cash distributions to shareholders and minority interest.

Related Party and Other Transactions

          In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

          The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,671 and $1,500 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively.

Off Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

          As of December 31, 2003, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

		Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$71,884	$909	$992	$5,066	$1,144	$9,391	$54,383
Line of credit (1)	0	—	—	—	—	—	—
Commitment to Acquisitions (2)	46,500	46,500	—	—	—	—	—
Operating Lease Obligations(3)	534	313	120	60	40	—	—

Total Contractual Obligations	$118,918	$47,722	$1,113	$5,125	$1,185	$9,391	$54,383

(1)	The Company’s line-of-credit was extended to September 2005, balance on December 31, 2003 was zero.

(2)	As of December 31, 2003, the Company had entered into purchase contracts for a $32 million medical office building in Voorhees, NJ, which includes assuming $23.3 million of mortgage debt on the property. Also under contract was a $7 million medical office building in Lewisville, TX. Additionally, a contract was in place for a $7.5 million medical office building in Coral Springs, FL, which includes assuming $3.4 million of mortgage debt on the property.

(3)	This item includes operating leases for office space and equipment.

Risk Factors

          There are certain risk factors associated with an investment in common shares issued by the Company. Risks and uncertainties and other factors described below could have a material adverse effect on the Company’s business, financial condition, results of operations and share price and could also cause the Company’s future business, financial condition and results of operations to differ materially from the results contemplated by any forward-looking statement it may make herein, in any other document it files with the Securities and Exchange Commission, or in any press release or other written or oral statement it may make.

Risks Relating to the Healthcare Industry

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

          Sources of revenue for our tenants and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs.

          The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. We believe that our tenants will continue to experience a shift away from fee-for-service payors resulting in an increase in the percentage of revenues attributable to managed care payors. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These changes could have a material adverse effect on the financial condition of some or all of our tenants, which could negatively affect our ability to make distributions to our shareholders.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make lease payments to us.

          The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our shareholders.

          Many of our medical properties and their tenants may require a license or certificate of need to operate. Failure to obtain a license or certificate of need, or loss of a required license would prevent a facility from operating in the manner intended by the tenants. These events could materially adversely affect the facility operator’s ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare facilities, by requiring a certificate of need or other similar approval.

Our real estate investments are concentrated in specialty medical properties, making us more vulnerable economically than if our investments were diversified.

          As a REIT, we invest primarily in real estate. Within the real estate industry, we primarily acquire or selectively develop and own specialty medical properties. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in specialty medical properties. A downturn in the real estate industry could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease payments to us and our ability to make distributions to our shareholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or outside of specialty medical properties.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our shareholders.

          The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continuing pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.

          These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our shareholders.

Our lessees are subject to fraud and abuse laws, the violation of which by a lessee may jeopardize the tenant’s ability to make rent payments to us.

          The federal government and numerous state governments have passed laws and regulations that attempt to eliminate healthcare fraud and abuse by prohibiting business arrangements that induce patient referrals or the ordering of specific ancillary services. In addition, the Balanced Budget Act of 1997 strengthened the federal anti-fraud and abuse laws to provide for stiffer penalties for violations. Violations of these laws may result in the imposition of criminal and civil penalties, including possible exclusion from federal and state healthcare programs. Imposition of any of these penalties upon one of our tenants could jeopardize the tenant’s ability to operate a facility or to make rent payments, thereby potentially adversely affecting us. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.

Risks Relating to Our Business, Growth Strategy and Organizational Structure

We may be unable to acquire or may be delayed in acquiring specialty medical properties, which may result in a reduction in the amount of cash available for distribution to our shareholders.

          Our inability to acquire, or delays in acquiring, properties may adversely impact our ability to make distributions to our shareholders. In addition, if we do not complete acquisitions as expected, an offering of equity securities will have a significant dilutive impact on our common shares until we are able to efficiently deploy the proceeds of the offering.

Dependence on our tenants for rent may adversely impact our ability to make distributions to our shareholders.

          As a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities. Accordingly, we rely exclusively on rent payments from our tenants for cash with which to make distributions to shareholders. We have no control over the success or failure of our tenants’ businesses. Reductions in the net operating income of our tenants may adversely affect the ability of our tenants to make rent payments to us and thus our ability to make anticipated distributions to our shareholders. Failure on the part of a tenant to comply materially with the terms of a lease would give us the right to terminate our lease with that tenant, repossess the applicable property and enforce the payment obligations under the lease. However, we then would be required to find another tenant. There can be no assurance that we would be able to find another tenant or that, if another tenant were found, we would be able to enter into a lease on favorable terms.

          We rely disproportionately on one tenant for our rental income. Southwest Medical Associates, Inc., a wholly-owned subsidiary of Sierra Health Services, Inc., leases 100% of the rentable square footage in our 4 Sierra Health Services properties. The total area leased by Southwest Medical Associates (160,855 square feet) comprises approximately 21.3% of our total annualized base rental revenue as of December 31, 2003. Significant adverse changes in the operations of any property, or the operations or financial condition of any tenant, particularly Southwest Medical Associates, could have a material adverse effect on our ability to collect rent payments and, accordingly, on our ability to make distributions to our shareholders.

We do not know if our lessees will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms or at all.

          We cannot predict whether existing leases of our properties will be renewed at the end of their lease terms, which expire at various times through 2022. If these leases are not renewed, we would be required to find other tenants for those properties. There can be no assurance that we would be able to enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

Failure to properly manage our rapid growth could distract our management or increase our expenses.

          We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience rapid growth in the future. Following the completion of our initial public offering in August 2002, we acquired seven specialty medical properties with the proceeds of the offering. As of December 31, 2003, we have acquired 15 additional specialty medical properties. Our rapid growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to our shareholders. In particular, we could have difficulty assimilating acquired properties and integrating their operations into our organization. Failure to effectively integrate newly acquired properties could disrupt our ongoing business, distract our management and employees and increase our expenses. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

Certain of our properties may not have efficient alternative uses.

          Some of our properties, such as our ambulatory surgery centers, are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to our shareholders.

Our business is highly competitive and we may be unable to compete successfully.

          We will compete for development opportunities and opportunities to purchase medical properties with, among others:

•	private investors;

•	healthcare providers, including physicians;

•	healthcare-related REITs;

•	real estate partnerships;

•	financial institutions; and

•	local developers.

          Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. We intend to adhere to our acquisition strategy and criteria. However, increased competition for medical properties from competitors, including other REITs, may adversely affect our ability to acquire specialty medical properties and the price we pay for properties. If we are unable to acquire properties or if we pay too much for properties, our revenue and earnings growth could be adversely affected. Our properties face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide health services that are not available at our facilities. From time to time, referral sources, including physicians and managed care organizations, may change their lists of healthcare facilities to which they refer patients, which could adversely affect our rental revenues.

Our use of debt financing subjects us to significant risks, including refinancing risk and the risk of insufficient cash available for distribution.

          Our Declaration of Trust and other organizational documents do not limit the amount of debt we may incur. Debt, whether with recourse to us generally or only with respect to a particular property, creates risks. For example, variable rate debt can reduce the cash available for distribution to shareholders in periods of rising interest rates. We intend to incur debt only when we believe it will enhance our risk-adjusted returns. However, we cannot assure you that our use of financial leverage will prove to be beneficial. At December 31, 2003, the outstanding face value principal balance of our indebtedness was approximately $71.9 million. We may borrow additional amounts in the future, or we may issue corporate debt securities in public or private offerings. Some of these additional borrowings may be secured by our properties. In addition, in connection with debt-financing, we are subject to covenants that restrict our operations. There can be no assurance that we will be able to meet our debt service obligations or comply with the restrictive covenants and, to the extent that we cannot, we risk the loss of some or all of our properties to foreclosure.

          We anticipate that our debt will be a blend of long-term amortizing debt and variable rate non-amortizing debt, both payable in substantial balloon payments upon maturity. Therefore, we will likely need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. Additionally, under the terms of much of the debt that we have assumed, we may incur significant yield maintenance penalties if we choose to prepay the debt.

Conflicts of interest could result in an executive officer or a trustee acting other than in our best interest.

     As described further below, our executive officers and trustees have conflicts of interest resulting from:

•	the formation transactions at the time of our initial public offering;

•	their duties to our shareholders and the limited partners of our operating partnership; and

•	allocation of their time between our business and affairs and their other business interests.

          Conflicts of interest resulting from the formation transactions may lead to decisions that are not in our best interest. Three of our executive officers, Messrs. Klipsch, McCoin and Farrar, one of whom also serves as a trustee (Mr. Klipsch), and one trustee who is not an executive officer (Mr. Lanham) owned, directly or indirectly, 88.4% of the equity interests in Windrose International, LLC. At the time of completion of our initial public offering, we acquired certain assets and liabilities of Windrose International, including the stock of HADC, in exchange for an aggregate of 218,750 units of partnership interest in our operating partnership. Additionally, four of our executive officers, Messrs. Klipsch, McCoin, Batts and Hanson, and Mr. Lanham, who serves as a trustee, owned approximately 45% of the Class A limited liability company interests in Brierbrook Partners. We acquired the Class A limited liability company interests in Brierbrook Partners owned by these officers and trustees in exchange for an aggregate of 72,582 units of partnership interest in our formation transactions. As of December 31, 2003, Messrs. Klipsch, McCoin, Farrar and Lanham owned approximately 1.4%, 0.6%, 0.1%, and 0.4% of the equity interests in our operating partnership, respectively. The terms and conditions of these purchases were not negotiated in arm’s length transactions. Additionally, our trustees and executive officers have unrealized gains associated with their interests in these assets, and, as a result, any sale of these assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these assets may cause adverse tax consequences to some of our trustees and executive officers. These individuals may not be supportive of the disposition or refinancing of these properties when it might otherwise be the optimal time for us to do so.

          Our trustees may have conflicting duties. Our trustees may have conflicting duties because, in their capacities as our trustees, they have a duty to us, and in our capacity as general partner of our operating partnership, they have a fiduciary duty to the limited partners of our operating partnership. Conflicts may arise when interests of our shareholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners, such as upon the sale of assets or the repayment of indebtedness. The partnership agreement of our operating partnership contains a provision requiring the general partner to resolve, to the extent possible, in favor of our shareholders, any matters in which there is a conflict between the rights of the limited partners of the operating partnership and the rights of our shareholders. It may not always be possible, however, for a resolution to be reached which favors our shareholders.

          Some of our trustees and executive officers have other business interests that may hinder their ability to spend adequate time on our business. Mr. Klipsch, Chairman of our Board of Trustees and our Chief Executive Officer, also serves as the Chairman of the Board of Directors of Klipsch Audio, Inc. Mr. Farrar, our President and Chief Operating Officer, also serves as Executive Vice President of Klipsch Audio, Inc. Although Messrs. Klipsch and Farrar devote substantially all of their time to managing our company, as a result of their management obligations with this other company, Messrs. Klipsch and Farrar may find it difficult to allocate their time between this other company and us. If Messrs. Klipsch and Farrar do not allocate sufficient time to the management of our operations, it could jeopardize our ability to execute our business plan.

Provisions of Maryland law, our Declaration of Trust and our Bylaws may deter changes in management and third party acquisition proposals or cause dilution.

          Our ownership limitations may restrict business combination opportunities. To qualify as a REIT under the Internal Revenue Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year (other than our first REIT taxable year). To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the number of outstanding shares of any class of our securities, including our common shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of our shares.

          The Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees. Our Board of Trustees is divided into three classes. The current terms of our Class I, Class II and Class III trustees will expire at the annual meeting of shareholders in 2006, 2004, 2005, respectively. Upon the expiration of their current terms, trustees of each class are elected to serve for three-year terms and until their successors are duly elected and qualify. Each year one class of trustees will be elected by the shareholders at the annual meeting of shareholders. Moreover, such trustees generally may not be removed as trustees until the end of their terms except by the affirmative vote of two-thirds of the votes entitled to be cast in the election of trustees. The staggered terms of trustees may delay, defer or prevent a tender offer, a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

          The Maryland Business Combination Act may discourage a third party from acquiring us. Under the Maryland General Corporation Law, as amended (MGCL), as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which the person or affiliate acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change of control or other transaction in which holders of our common shares might receive a premium for their common shares above the then-current market price or which such shareholders otherwise might believe to be in their best interests.

          Our Board of Trustees may issue additional shares that may cause dilution. Our Declaration of Trust authorizes the Board of Trustees, without shareholder approval, to:

•	amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have the authority to issue;

•	cause us to issue additional authorized but unissued common shares or preferred shares; and

•	classify or reclassify any unissued common or preferred shares and to set the preferences, rights and other terms of such classified or reclassified shares, including the issuance of additional common shares or preferred shares that have preference rights over the common shares with respect to dividends, liquidation, voting and other matters.

Future issuances of equity securities may cause our shareholders to experience further dilution.

          Our Board of Trustees may issue preferred shares with terms that may discourage a third party from acquiring us. Although our Board of Trustees has no present intention to do so, it could establish one or more series of preferred shares that could, depending on the terms of such series, delay, deter or prevent a change in control or other transaction in which holders of our common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

          Our Declaration of Trust and Bylaws also contain other provisions that may delay, defer or prevent a change of control or other transaction in which holders of our common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

Two of our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control of our company.

          We have entered into agreements with Messrs. Klipsch and Farrar, Chairman of our Board of Trustees and Chief Executive Officer and President and Chief Operating Officer, respectively, which provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company. These benefits and related tax indemnity could prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

We have limited operating history as a REIT and may not be able to successfully and profitably operate our business.

          We completed our initial public offering in August 2002. Although our executive officers and some of our trustees have experience in developing, financing and purchasing medical properties, they have limited experience operating a REIT and, other than our Chairman, have limited experience in managing a publicly owned company.

          Since our initial public offering in August 2002, HADC has failed to generate income sufficient to cover its expenses. To the extent that operating losses at HADC continue, or increase, the operating results of our company will be negatively affected, our cash flows will be reduced, and we will have less cash available for distribution to our shareholders.

Our Board of Trustees may change our investment and operational policies without a vote of our common shareholders.

          Our major policies, including our policies with respect to acquisitions, financing, growth, operations, debt limitation and distributions, are determined by the Board of Trustees. The Board of Trustees may amend or revise these and other policies from time to time without a vote of the holders of the common shares. Investment and operational policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders.

A significant number of our properties are located in Las Vegas, Nevada, making us vulnerable to changes in economic conditions in that particular market.

          At December 31, 2003, five of our properties, representing approximately 35.9% of our annual rental revenue for the year ended December 31, 2003, are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of our properties, and ultimately on the amounts available for distribution to shareholders.

We depend on key personnel, the loss of which may threaten our ability to operate our business successfully.

          We depend on the services of our existing senior management to carry out our business and investment strategies. If we were to lose any of our senior executive officers, particularly Messrs. Klipsch or Farrar, it may be more difficult to locate attractive acquisition targets or manage the properties that we acquire. Additionally, as we expand, we will continue to need to attract and retain qualified additional senior management. The loss of the services of any of our senior management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Our Board of Trustees and management make decisions on our behalf, and shareholders have limited management rights.

          Common shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The Board of Trustees is responsible for our management and strategic business direction, and management is responsible for our day-to-day operations. Certain policies of our Board of Trustees may not be consistent with the immediate best interests of shareholders.

Shares available for future sale may have an adverse effect on the price of our common shares.

          Sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices of our common shares. As of December 31, 2003, there were 358,583 outstanding operating partnership units held by limited partners that are redeemable, at the election of the holder, for cash, or, at our election, for our common shares. Upon the redemption of operating partnership units, any common shares received therefore may be sold in the public market pursuant to a shelf registration statement that we have filed on behalf of the limited partners of our operating partnership, or pursuant to any available exemption from registration. In addition, as of December 31, 2003, we had outstanding options to purchase 256,500 common shares and outstanding warrants to purchase 25,000 common shares. Upon exercise of these options and warrants, the common shares received therefore may be sold in the public market pursuant to a registration statement or pursuant to an available exemption from registration.

We are the general partner of our operating partnership and may become liable for the debts and other obligations of this partnership beyond the amount of our investment.

          We are the general partner of our operating partnership, Windrose Medical Properties, L.P., and, as of December 31, 2003, we owned an approximate 96.52% interest in the operating partnership. As general partner, we are liable for the partnership’s debts and other obligations. If the partnership is unable to pay its debts and other obligations, as general partner we will be liable for such debts and other obligations beyond the amount of our investment in the partnership. These obligations could include unforeseen contingent liabilities.

The market value of our common shares could decrease based on our performance and market perception and conditions.

          The market value of our common shares may be based primarily upon the market’s perception of our growth potential and current and future cash dividends, and may be secondarily based upon the real estate market value of our underlying assets. The market price of our common shares is influenced by the dividend on our common shares relative to market interest rates. Rising interest rates may lead potential buyers of our common shares to expect a higher dividend rate, which would adversely affect the market price of our common shares. In addition, rising interest rates would result in increased interest expense on variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay dividends.

Tax-Related Risks

Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common shares.

          We have operated and intend to continue operating in a manner that will allow us to maintain our REIT status for federal income tax purposes under the Internal Revenue Code, which will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding common shares, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will continue to be successful in operating so as to maintain our REIT status. At any time, new laws, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause the Board of Trustees to revoke the REIT election, which it may do without shareholder approval.

          If we lose or revoke our REIT status, we will face serious tax consequences that will substantially reduce the funds available for distribution to you because:

•	we would not be allowed a deduction for distributions to shareholders in computing our taxable income;

•	we would be subject to federal income tax at regular corporate rates and we might need to borrow money or sell assets in order to pay any such tax;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

     In addition, if we fail to qualify as a REIT, all distributions to shareholders would be subject to tax as dividend income to the extent of our current and accumulated earnings and profits, we would not be required to make distributions to shareholders and corporate distributees might be eligible for the dividends received deduction.

          As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common shares.

Failure to make required distributions would subject us to tax.

     In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our taxable income, other than any net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.

          We have paid out and intend to continue paying out our income to our shareholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% non-deductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. In the future, we may borrow to pay distributions to our shareholders and the limited partners of our operating partnership. Any funds that we borrow would subject us to interest rate and other market risks.

Recent changes in taxation of corporate dividends may adversely affect the value of our common shares.

          The Jobs and Growth Tax Relief Reconciliation Act of 2003, which was enacted into law on May 28, 2003, among other things, generally reduces to 15% the maximum marginal rate of tax payable by domestic non-corporate taxpayers on dividends received from a regular C corporation. This reduced tax rate, however, will not apply to dividends paid to most domestic non-corporate taxpayers by a REIT on its stock, except for certain limited amounts. Although the earnings of a REIT that are distributed to its shareholders still generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this legislation could cause domestic non-corporate investors to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, the enactment of this legislation may have on the value of the stock of REITs in general or on our common shares in particular, either in terms of price or relative to other investments.

Risks Relating to Real Estate Investments

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

          Real estate investments are relatively illiquid. Our ability to quickly sell or exchange any of our medical properties in response to changes in economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.

Our acquisitions and development properties may under perform forecasted results or we may be limited in our ability to finance future acquisitions, which may harm our financial condition and operating results, and we may not be able to make the distributions required to maintain our REIT status.

          We intend to pursue acquisitions of additional properties and to selectively develop new properties. Acquisitions and development entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to develop and acquire properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that acquisitions and development will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow could be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions.

Properties with limited operating history may not achieve forecasted results, which could hinder our ability to make distributions to our shareholders.

          Newly-developed or newly-renovated properties do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties. The purchase prices of these properties are based upon projections by management as to the expected operating results of such properties, subjecting us to risks that such properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits, we could lose investment capital and anticipated profits.

          We maintain or require our tenants to maintain comprehensive insurance on each of our properties. Insurance coverages on a property include liability and fire insurance and extended coverage insurance in amounts sufficient to permit the replacement of the property in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism that may be uninsurable or not insurable at a price we can afford. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. If any of these or similar events occur, it may reduce our return from the property and the value of our investment.

Capital expenditures for property renovation may be greater than forecasted and may adversely impact rent payments by our tenants’ and our ability to make distributions to shareholders.

          Properties, particularly those that consist of older structures, have an ongoing need for renovations and other capital improvements, including periodic replacement of furniture, fixtures and equipment. Under the terms of our multi-tenant property leases, we generally are obligated to pay the cost of expenditures for items that are necessary for the continued operation of our properties and that are classified under generally accepted accounting principles as capital items. If these capital expenditures exceed our estimates, the additional costs could have an adverse effect on amounts available for distribution to shareholders. In addition, we may acquire properties in the future that require significant renovation. Renovation of properties involves certain risks, including the possibility of environmental problems, construction cost overruns and delays, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from properties.

All of our medical properties are subject to property taxes that may increase in the future and adversely affect our business.

          Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to the tenants as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to make distributions to our shareholders could be adversely affected.

Our financial performance and the price of our common shares will be affected by risks associated with the real estate industry.

     Factors that may adversely affect the economic performance and value of our operations include:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of, or a reduction in demand for, medical office space, outpatient treatment and diagnostic facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers;

•	attractiveness of our properties to physicians and other types of tenants; and

•	competition from other medical office buildings, outpatient treatment facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

As the owner and lessor of real estate, we are subject to risks under environmental laws, compliance with which and any violation of which could materially adversely affect us.

          Our operating expenses could be higher than anticipated due to the cost of complying with existing and future environmental and occupational health and safety laws and regulations. Various environmental laws may impose liability on a current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect amounts available for distribution to our shareholders and could exceed the value of all of our properties. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly dispose of or remediate such substances, including medical waste generated by physicians and our other healthcare tenants, may adversely affect our tenants or our ability to use, sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We have obtained Phase I environmental assessments on all of our properties to date and intend to do so with respect to any future properties we acquire. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is nonetheless possible that material environmental liabilities may exist of which we are unaware.

          Although the leases covering our properties generally require the tenants to comply with laws and regulations governing their operations, including the disposal of medical waste, and to indemnify us for certain environmental liabilities, the scope of their obligations may be limited. We cannot assure you that our tenants would be able to fulfill their indemnification obligations. In addition, environmental and occupational health and safety laws are constantly evolving, and changes in laws, regulations or policies, or changes in interpretations of the foregoing, could create liabilities where none exist today.

Costs associated with complying with the Americans with Disabilities Act may adversely affect our financial condition and operating results.

          Under the Americans with Disabilities Act of 1993, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While we believe that our properties are substantially in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the properties, including changes to building codes and fire and life-safety codes, may occur. If we were required to make substantial modifications at the properties to comply with the Americans with Disabilities Act or other changes in governmental rules and regulations, our ability to make expected distributions to our shareholders could be adversely affected.

Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases.

          We have acquired an interest in two of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. As lessee under ground leases, we would be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease.

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

          As of December 31, 2003, total outstanding debt of the Company was approximately $76.9 million. The current outstanding debt balances relate to mortgages assumed through the property acquisitions. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at December 31, 2003 of $4 million. A one percentage point fluctuation in market interest rates would have had a $15,452 impact on net earnings in 2003. On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio. On December 31, 2003, the Company amended its secured credit facility, increasing the funds available under the facility to $70 million from $25 million and extended the maturity date to September 2005. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility. Huntington National Bank of Columbus, Ohio is the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.00-2.25% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At December 31, 2003, the amount outstanding on the line of credit was $ 0.

          The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. During the year ended December 31, 2003, the Company recognized a gain of $142,155 from this interest rate swap contract. The fair value of the interest rate swap at December 31, 2003 was a $537,969 liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information and supplementary data required to be filed hereunder are indexed under Item 15 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings.

          There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS

          Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 21, 2003.

ITEM 11. EXECUTIVE COMPENSATION

          Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 21, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 21, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 21, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated herein by reference from the company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 21, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

1.	CONSOLIDATED FINANCIAL STATEMENTS

2.	CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule III – Real Estate and Accumulated Depreciation

3.	EXHIBITS

     The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation.*

3.02	Registrant’s Bylaws.*

4.01	Form of Common Share Certificate.*

4.02	Form of Warrant.**

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.*

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.*

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.*

10.04
Contribution Agreement dated May 23, 2002 among Windrose International, LLC, Med Properties Management Group, LLC, Hospital Affiliates Development Corporation, Med Properties Asset Group LLC, Fred S. Klipsch, O.B. McCoin, Robin Barksdale, Charles Lanham, Frederick L. Farrar, Mike Klipsch, Steve Klipsch, Windrose Medical Properties, L.P. and Windrose Medical Properties Trust.*

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.*

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.*

10.07
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.*

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.*

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.*

10.10	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.*

10.11	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.*

10.12	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.*

10.13	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to

EXHIBIT
NUMBER	DESCRIPTION
Frederick L. Farrar.*

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.*

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.*

10.16	Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to Charles Lanham.*

10.17	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.*

10.18	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.*

10.19	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.*

10.20	Purchase and Sale Agreement, dated November 19, 2003, by and between Cooper Holding, L.L.C. and Windrose Medical Properties, L.P.***

21.01	List of Subsidiaries of the Registrant.**

23.01	Consent of KPMG LLP.****

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.****

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.****

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.****

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

***	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

****	Filed herewith.

(b)	REPORTS ON FORM 8-K

Form 8-K filed on November 6, 2003, to report as an “Item 7 and Item 12,” the issuance of press release

Form 8-K filed on December 11, 2003, to report as an “Item 5 and Item 7,” the issuance of a press release and the filing of “Combined Statement of Revenue in Excess of Certain Operating Expenses” and “Pro Forma Condensed Financial Statements (Unaudited)” relating to purchase agreements entered into for five specialty medical properties.

(c)	EXHIBITS

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of regulation S-K are listed under “Exhibits” in Part IV, Item 15(a)(3) of this Form 10-K, and are incorporated herein by reference.

(d)	FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule required to be filed with this Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 15(a)(1) of this Form 10-K, and is incorporated herein by reference.

SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

WINDROSE MEDICAL PROPERTIES TRUST (Registrant)

Date: March 15, 2004	By:	/S/ FRED S. KLIPSCH

FRED S. KLIPSCH
CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND TRUSTEE
(PRINCIPAL EXECUTIVE OFFICER)

	By:	/S/ DOUG HANSON

DOUG HANSON
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
/s/ FRED S. KLIPSCH FRED S. KLIPSCH	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 15, 2004

/s/ FREDERICK L. FARRAR FREDERICK L. FARRAR	President, Chief Operating Officer and Treasurer	March 15, 2004

/s/ BAIN J. FARRIS BAIN J. FARRIS	Trustee	March 15, 2004

/s/ STEPHEN GOLDSMITH STEPHEN GOLDSMITH	Trustee	March 15, 2004

/s/ BRUCE M. JACOBSON BRUCE M. JACOBSON	Trustee	March 15, 2004

/s/ CHARLES E. LANHAM CHARLES E. LANHAM	Trustee	March 15, 2004

/s/ DAVID L. MARAMAN DAVID L. MARAMAN	Trustee	March 15, 2004

/s/ NORMAN ZAHLER NORMAN ZAHLER	Trustee	March 15, 2004

FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Trustees and Shareholders
Windrose Medical Properties Trust:

We have audited the accompanying consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries (see Note 1) as of December 31, 2003 and 2002, the related consolidated statements of operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2003, and the consolidated statements of cash flows and shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2003 and 2002, the results of their operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2003, and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Indianapolis, Indiana
March 4, 2004

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31,

	2003	2002
ASSETS
REAL ESTATE INVESTMENTS:
Land	$17,191,625	$8,455,937
Buildings and Tenant Improvements	141,027,244	52,630,420
Acquired Lease Intangibles	7,762,641	2,959,623

	165,981,510	64,045,980
Accumulated Depreciation	(2,740,281)	(407,018)
Accumulated Lease Intangible Amortization	(1,135,887)	(74,238)

NET REAL ESTATE INVESTMENTS	162,105,342	63,564,724
Cash and Cash Equivalents	17,386,791	8,237,588
Receivables on Construction and Consulting Contracts	400,970	730,900
Receivables from Tenants	511,531	133,995
Straight-line Rent Receivable	1,356,520	294,026
Revenue Earned in Excess of Billings	—	1,268,785
Deferred Financing Fees, Net or Accumulated Amortization of $193,207 and $27,783	1,207,457	282,060
Escrow Deposits & Other Assets	4,923,902	752,809

TOTAL ASSETS	$187,892,513	$75,264,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	76,893,444	9,664,113
Billings in Excess of Revenues Earned	152,151	404,268
Accounts Payable and Accrued Expenses	2,213,317	1,039,314
Consulting and Construction Payables	106,096	1,357,243
Dividends Payable to Shareholders	1,252,176	739,923
Tenant Security Deposits and Prepaid Rents	742,252	175,281
Accumulated Loss on Interest Rate Swap	537,969	680,125

TOTAL LIABILITIES	81,897,405	14,060,267
Minority Interest	3,837,499	3,827,456
SHAREHOLDERS’ EQUITY
Common Shares or Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 9,946,710 and 5,691,710 Issued and Outstanding	99,467	56,917
Additional Paid In Capital	105,490,989	58,016,910
Distributions in Excess of Net Income	(3,432,847)	(696,663)

TOTAL SHAREHOLDERS’ EQUITY	102,157,609	57,377,164

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$187,892,513	$75,264,887

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

				Years Ended
	Year Ended December 31,	January 1, 2002 Through	August 16, 2002 Through	December 31,
	2003	August 15, 2002	December 31, 2002	2002	2001
	(Company)	(Predecessor)	(Company)	(Combined)	(Predecessor)
RENTAL OPERATIONS:
Rental revenues	$14,029,245	$—	$2,274,130	$2,274,130	$—
Operating expenses:
Property taxes	801,453	—	61,402	61,402	—
Property operating expenses	1,915,710	—	101,949	101,949	—
Depreciation and amortization	3,327,307	—	481,256	481,256	—

Total operating expenses	6,044,470	—	644,607	644,607	—

Income from rental operations	7,984,775	—	1,629,523	1,629,523	—

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	3,660,696	4,145,468	7,559,007	11,704,475	4,568,284
Expenses:
Cost of sales and project costs	3,295,590	3,541,826	7,535,403	11,077,229	1,782,881
General and administrative expenses	824,452	1,692,670	571,808	2,264,478	2,475,510

Income (loss) from service operations	(459,346)	(1,089,028)	(548,204)	(1,637,232)	309,893

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	2,693,805	—	851,290	851,290	—

Operating income (loss)	4,831,624	(1,089,028)	230,029	(858,999)	309,893
OTHER INCOME (EXPENSES):
Interest income	28,547	—	67,563	67,563	—
Interest (expense)	(3,330,700)	(22,169)	(219,017)	(241,186)	(22,115)
Gain (loss) on interest rate swap	142,155	—	(231,818)	(231,818)	—
(Loss) on abandoned due diligence costs	(208,922)	—	—	—	—
Other income (expense)	(249,581)	(30,404)	(49,635)	(80,039)	(18,148)

Total other income (expense)	(3,618,501)	(52,573)	(432,907)	(485,480)	(40,263)
Income (loss) before income taxes	1,213,123	(1,141,601)	(202,878)	(1,344,479)	269,630
Income tax (expense) benefit	144,069	126,000	255,141	381,141	(321,000)

Income (loss) before minority interest	1,357,192	(1,015,601)	52,263	(963,338)	(51,370)
Minority interest in income of common unit holders and other subsidiaries	(109,178)	—	(9,003)	(9,003)	—

Net income (loss) available for common shareholders	$1,248,014	$(1,015,601)	$43,260	$(972,341)	$(51,370)

Net income per common share:
Basic and diluted	$0.21		$0.01
Weighted average number of common shares outstanding	5,808,298		5,691,710
Weighted average number of common and dilutive potential common shares	6,169,137		6,054,031

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$1,248,014	$(972,341)	$(51,370)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	3,327,306	481,256	46,082
Rental income associated with above/(below) market leases	70,468	—	—
Deferred income taxes	(144,069)	(381,141)	327,000
(Gain) loss on interest rate swap	(142,155)	231,818	—
Amortization of deferred financing fees	165,424	27,783	—
Amortization of fair value of debt adjustment	(468,752)	(7,885)	—
Minority interest in earnings	109,178	9,003	—
Increase (decrease) in cash due to changes in:
Construction receivables/payables, net	(921,217)	1,380,099	(287,697)
Straight line rent receivable	(1,062,494)	(294,026)	—
Receivables from tenants	(377,536)	—	—
Revenue earned in excess of billings	1,268,785	(1,059,768)	(141,881)
Due from affiliates	—	219,000	(19,000)
Billings in excess of revenues earned	(252,117)	(40,155)	(307,420)
Other accrued revenue and expenses	(371,386)	84,255	353,861

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,449,449	(322,102)	(80,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(569,703)	(140,840)	(14,236)
Deposits on potential acquisitions	(523,237)	—	—
Acquisition of real estate investments	(44,665,616)	(51,460,997)	—
Other deferred leasing costs	(23,029)	—	—
Other deferred costs and other assets	(512,627)	—	—
Acquisition of Minority Interest	(26,700)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(46,320,912)	(51,601,837)	(14,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(3,450,575)	(4,018)	—
Draws on line of credit	28,232,634	—	199,899
Paydowns on line of credit	(28,232,634)	(498,133)	—
Net Payments on Notes Payable to Owners	—	(188,660)	—
Proceeds from mortgage debt	13,000,000	—	125,000
Cash distributions to shareholders	(3,471,945)	—	—
Cash distributions to minority interest	(268,128)	—	—
Distributions to owners	—	(86,503)	(333,600)
Deferred Financing Costs	(1,090,821)	(309,843)	—
Proceeds from Issuance of Common Shares, net	48,302,135	61,133,394	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	53,020,666	60,046,237	(8,701)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,149,203	8,122,298	(103,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,237,588	115,290	218,652

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,386,791	$8,237,588	$115,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,125,122	$226,884	$35,565

Income taxes paid	—	—	9,810

Net liabilities (including secured debt) assumed in acquisition of real estate investments	59,415,114	10,861,000	—

Offering costs included in accounts payable	586,994	—	—

Issuance of partnership units for real estate investments	—	1,723,000	—

Reallocation of minority interest	198,512	—	—

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

			ADDITIONAL	DISTRIBUTIONS	MEMBERS’	TOTAL
	COMMON STOCK		PAID-IN	IN EXCESS OF	EQUITY	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	NET INCOME	(DEFICIT)	EQUITY (DEFICIT)
BALANCES AT December 31, 2000	—	$—	$—	$—	$5,672	$5,672

Net Loss	—	—	—	—	(51,370)	(51,370)
Distribution to owners	—	—	—	—	(333,600)	(333,600)

BALANCES AT December 31, 2001	—	$—	$—	$—	$(379,298)	$(379,298)

Net Loss	—	—	—	—	(1,015,601)	(1,015,601)
Distribution to owners	—	—	—	—	(86,503)	(86,503)

BALANCES AT August 15, 2002	—	$—	$—	$—	$(1,481,402)	$(1,481,402)

Issuance of Common Stock, Net of Underwriting Discount	5,691,710	56,917	62,779,429	—	—	62,836,346
Offering Costs	—	—	(1,702,952)	—	—	(1,702,952)
Adjustment Required to Reflect Predecessor Basis	—	—	(3,059,567)	—	1,481,402	(1,578,165)
Net Income	—	—	—	43,260	—	43,260
Dividends		—	—	(739,923)		(739,923)

BALANCES AT DECEMBER 31, 2002	5,691,710	$56,917	$58,016,910	$(696,663)	$—	$57,377,164

Net Income	—	—	—	1,248,014		1,248,014
Reallocation of Minority Interest	—	—	(198,512)	—		(198,512)
Issuance of Common Stock, net of underwriting Discount	4,255,000	42,550	48,379,350	—		48,421,900
Offering Costs	—	—	(706,759)	—		(706,759)
Dividends	—	—	—	(3,984,198)		(3,984,198)

BALANCES AT DECEMBER 31, 2003	9,946,710	$99,467	$105,490,989	$(3,432,847)	$—	$102,157,609

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

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

     The Company received net proceeds of $61.1 million after underwriters’ discounts and expenses from its August, 2002 initial public offering of 5,691,710 common shares at a public offering price of $12 per share (the “Initial Offering”). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the “Operating Partnership”) for the sole general partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center (“Partell”) in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center (“Park”) in Charlotte, North Carolina on December 1, 2002, for $5.65 million, including $3.89 million of assumed debt. On May 16, 2003, the Company acquired 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) (the “MPA Properties”) from Medical Properties of America for $68.1 million, including approximately $38 million of assumed debt from multiple lenders. The Company paid the $30 million balance of the purchase price with a combination of available cash and borrowings under a $25 million secured credit facility. On August 12, 2003, the Company purchased a medical building on the Rush Copley Medical Center campus (“Rush Copley”) for $6.5 million by placing a $4 million debt facility that is secured by a first mortgage on the property with the balance of the purchase coming from a draw on the line of credit facility.

     The Company received net proceeds of $47.7 million after underwriters’ discount and expenses from its December 2003 offering of 4,255,000 common shares of beneficial interest at a public offering price of $12 per share. The Company contributed all of the net proceeds of the offering to the Operating Partnership. As of December 31, 2003, the Company’s ownership interest in the Operating Partnership is approximately 96.5%.

     The Operating Partnership utilized approximately $ 7.1 million of the proceeds of the December 2003 offering to fund a portion of the purchase price of two properties. Another $20 million of the net proceeds was used to pay down indebtedness on its secured credit facility. The Company completed the purchase of Methodist Medical Building in Sacramento, California for $9.2 million including the assumption of a $5.4 million secured credit facility. On December 30, 2003, the Company purchased Elm Street Professional Plaza in Reno, Nevada for $13 million including the assumption of a secured credit facility of $9.8 million.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity interests in these controlled subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

REAL ESTATE INVESTMENTS

     Real Estate Investments to be held and used are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less the cost of sale. Buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years. Tenant Improvements are depreciated using straight-line method over the term of the related lease.

     All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

     The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations, but not less than annually, to assess whether any impairment indications are present that affect the recovery of the recorded value by comparing the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period to the historical net cost basis. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

     In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS 141), the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

     The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market lease are included in liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

     The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

     The following table shows the estimated aggregate amortization expense for acquired lease intangibles for each of the next five years:

Lease Intangible Amortization

Year	Expense
2004	1,371,373
2005	916,352
2006	694,147
2007	514,687
2008	418,052

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

     There was no adjustment to either the weighted average shares outstanding or the reported amounts of income for the effects of outstanding stock options in computing diluted earning per share because the unexercised stock options were anti-dilutive.

     The outstanding limited partners’ units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests’ share of income would also be added back to the net income.

FEDERAL INCOME TAXES

     The Company is taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its shareholders. Management intends to continue to adhere to these requirements and to maintain the Company’s REIT status. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends it pays to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of its taxable income currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

     REIT qualification reduces, but does not eliminate, the amount of state and local taxes paid by the Company. In addition, the Company’s financial statements include the operations of a taxable REIT subsidiary that is not entitled to a dividends paid deduction and is subject to corporate federal, state, and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

     The following table reconciles the Company’s net income to its taxable income before the dividends paid deduction for the year ended December 31, 2003 and the period August 16, 2002 through December 31, 2002:

	For the Year	August 16, 2002
	Ended	through
	December 31,	December 31,
	2003	2002
Net Income	$1,248,014	$43,260
Book/Tax Differences	(248,757)	347,587

Adjusted taxable income subject to 90% dividend requirement	$999,257	$390,847

     The Company’s dividends paid deduction is summarized below:

	For the Year	August 16, 2002
	Ended	through
	December 31,	December 31,
	2003	2002
Dividends Declared	$3,984,198	$739,923
Less: Return of capital	(2,984,941)	(349,076)

Total dividends paid deduction attributable to adjusted taxable income	$999,257	$390,847

     A summary of the tax characterization of the dividends paid per common share for the year ended December 31, 2003 and the period August 16, 2002 through December 31, 2002 follows:

	2003	2002
Total dividends declared per share	$.70	$.13

Ordinary income	25.08%	52.82%
Return of Capital	74.92%	47.18%

	100.00%	100.00%

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

STOCK BASED COMPENSATION

     The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for year ended December 31, 2003 and the period August 16, 2002 through December 31, 2002 would have been reduced to the pro forma amounts indicated below:

	For the Year	August 16, 2002
	ended	Through
	December 31, 2003	December 31, 2002
Net income as reported	1,248,014	43,260
Deduct: Total stock based compensation expense determined under fair value method for all awards	(174,668)	(164,032)

Pro forma net income (loss)	1,073,346	(120,772)

Basic and diluted net income (loss) per share
As reported	.21	.01
Pro forma	.18	(.02)

     The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

		August 16, 2002
	For the year ended	Through
	December 31, 2003	December 31, 2002
Dividend yield	8.00%	8.00%
Volatility	42.47%	42.47%
Risk-free interest rate of options granted on 8/16/2002 with expected life of five years	—	3.25%
Risk-free interest rate of options granted on 8/16/2002 with expected life of seven years	—	3.82%
Risk-free interest rate of options granted on 12/19/2002 with expected life of seven years	—	3.65%
Risk-free interest rate of options granted on 3/19/2003 with expected life of seven years	3.52%	—
Risk-free interest rate of options granted on 8/5/2003 with expected life of seven years	3.84%	—
Expected life of options with one year vesting period	N/A	5 years
Expected life of options with four year vesting period	7 years	7 years
Weighted-average fair value per share of Options granted	$2.21	$2.33

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company complies with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will use derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. SFAS 133 requires that the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair market value be recognized immediately in earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of the Company’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments including indebtedness, which is discussed in Footnote 7 to the Consolidated Financial Statements.

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

RECLASSIFICATIONS

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

3. DERIVATIVE INSTRUMENTS

     The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The assumed accumulated loss on the interest rate swap on the acquisition date was $448,307 and during the period from August 16, 2002 through December 31, 2002 the Company recognized a loss of $231,818 and for the year ended December 31, 2003, the Company recognized a gain of $142,155, from this interest rate swap contract.

4. RELATED PARTIES AND OTHER TRANSACTIONS

     In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

     The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,671 and $1,500 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively.

5. ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUES
    EARNED

     At December 31, 2003, the estimated period to complete contracts in process ranges from one month to three years, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within this time period. The following summarizes contracts in process at:

	DECEMBER 31,
	2003	2002
Costs Incurred on Uncompleted Contracts	$1,631,360	$9,540,530
Estimated Earnings	784,306	1,606,525

	2,415,666	11,147,055
Less Billings to Date	2,567,817	10,282,538

	$(152,151)	$864,517

     Contracts in progress at December 31, 2003 and 2002 are included in the balance sheets under the following captions:

	DECEMBER 31,
	2003	2002
Revenue Earned in Excess of Billings	$—	$1,268,785
Billings in Excess of Revenue Earned	(152,151)	(404,268)

	$(152,151)	$864,517

6. CONCENTRATION OF CREDIT RISK

     Five of the Company’s twenty-two properties are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

     Sierra Health Services, Inc. is the lease guarantor for four of the Company’s twenty-five properties. These four properties have a cost basis of approximately $39.3 million at December 31, 2003 and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers’ compensation insurance.

     Financial information as of December 31, 2003 and December 31, 2002 and for the years ended December 31, 2003, 2002 and 2001 of Sierra Health Services, Inc. and subsidiaries as filed with the Securities and Exchange Commission on Form 10-K may be found at the SEC’s website www.sec.gov.

7. LONG TERM DEBT

     On September 30, 2002, the Company entered into a $25 million secured credit facility with Huntington National Bank based in Columbus, Ohio which is available for working capital and acquisition purposes. On December 31, 2003, the Company amended its secured credit facility, increasing the funds available under the facility to $70 million from $25 million and extended the maturity date to September 2005. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank of Columbus, Ohio as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.00-2.25% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. There were no amounts outstanding at 12/31/03.

     On October 1, 2003 the Company entered into a $4 million variable rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004. There were no amounts outstanding at 12/31/03.

     On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in the single purpose entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. There were no amounts outstanding at 12/31/03.

     The following is a summary of the outstanding mortgage debt, excluding the line of credit, as of December 31,

	Outstanding at	Outstanding at
	December 31, 2003	December 31, 2002
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at 7.62%, maturity date of September 30, 2011 (secured by Partell)	$5,362,022	$5,467,642
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $26,666, including interest at 7.97%, maturity date of February 28, 2010 (secured by Park)	4,105,290	4,196,471
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $114,461, including interest at 8.24%, maturity date of July 1, 2010 (secured by Mt Vernon)	16,683,291	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $51,143, including interest at 7.52%, maturity date of February 1, 2011 (secured by Stone Oak)	7,763,439	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $23,074, including interest at 7.50%, maturity date of March 1, 2011 (secured by Tomball)	3,512,534	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $19,009, including interest at 7.57%, maturity date of February 1, 2011 (secured by Pearland)	2,877,646	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $10,447, including interest at 8.88%, maturity date of August 1, 2009 (secured by Winn Way)	1,445,006	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $46,429, including interest at 8.39%, maturity date of December 1, 2009 (secured by Gateway)	6,636,432	—
Variable rate secured debt, monthly payments are interest only based on interest of LIBOR + 1.6% (2.78% at December 31, 2003), Maturity date of August 2006 (secured by Rush Copley)	4,000,000	—
Fixed rate secured debt, monthly payments of $48,314, including interest at 5.00%, maturity date of April 1, 2008 (secured by 4475 Sierra)	8,923,668	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $37,232, including interest at 7.15%, maturity date of December 1, 2011 (secured by Sacramento)	5,769,950	—
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $75,217, including interest at 6.74%, maturity date of December 1, 2011 (secured by Elm Street)	9,814,167	—

Total	$76,893,444	$9,664,113

Included in the amounts shown as outstanding, are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to the fixed-rate debt at the date of acquisition was based on a market interest rate of 6.0% for all properties except for Partell and Park, which were based on market interest rates of 6.1% and 6.5%, respectively. The current unamortized total of debt premiums on all loans as of December 31, 2003 and 2002 is $5,009,386 and $777,481, respectively. The total unpaid principal as of December 31, 2003 is $71,884,058.

     At December 31, 2003, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

Year	Amount
2004	$908,503
2005	992,287
2006	5,065,519
2007	1,144,287
2008	9,390,741
Thereafter	54,382,722

$71,884,059

8. INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported by the Operating Partnership’s wholly-owned taxable REIT subsidiary, HADC.

     The components of the provision for income taxes are as follows for the years ended December 31, 2003, 2002, and 2001:

	December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$(5,520)
State	—	—	(750)

	—	—	(6,000)

Deferred:
Federal	(126,060)	(333,498)	286,125
State	(18,009)	(47,643)	40,875

	(144,069)	(381,141)	327,000

Net tax expense (benefit)	$(144,069)	$(381,141)	$321,000

     Differences in income taxes at the statutory rate and the Company’s actual provision for 2003 result primarily from the Company’s dividends paid deductions as a REIT and the establishment of a deferred tax asset valuation allowance. Differences in income taxes at the statutory rate and actual provision for 2002 and 2001 relate primarily to a wholly-owned limited liability subsidiary of the Predecessor, which was not subject to tax.

     The net deferred tax asset at December 31, 2003 and 2002 consists of the following components:

	December 31,
	2003	2002
Deferred tax asset	$517,557	$326,167
Less Valuation Allowance	(114,000)	—

Total Deferred Tax Asset	403,557	326,167
Deferred tax liability	(106,099)	(172,778)

Net deferred tax asset	$297,458	$153,389

     The deferred tax asset primarily consists of a net operating loss carry forward. The deferred tax liability is the result of a cash to accrual adjustment, which is being phased in over four years, as HADC was a cash basis tax payor until January 1, 2002.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the net deferred tax asset will be realized.

     At December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $1,239,000 which are available to offset future federal and state taxable income, if any, through 2023.

9. STOCK BASED COMPENSATION

     The Company has established a stock plan for the purpose of attracting and retaining our executive officers, employees, trustees and other persons and entities that provide services to us. The stock plan authorizes the issuance of options to purchase common shares and the grant of stock awards, performance shares, stock appreciation rights and incentive awards. Our officers and employees and those of our operating partnership and other subsidiaries are eligible to participate in the stock plan. Our trustees and other persons and entities that provide services to us are also eligible to participate in the stock plan.

     Administration of the stock plan is carried out by the Compensation Committee of the Board of Trustees. The Compensation Committee may delegate its authority under the stock plan to one or more officers but it may not delegate its authority with respect to awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term “administrator” means the Compensation Committee or its delegate.

     Up to 800,000 common shares are available for issuance under the stock plan. On the effective date of our initial public offering, options for an aggregate of 116,000 common shares were granted to our executive officers (two individuals, who were granted 12,000 options, have since left the Company and forfeited their options), and options for 2,000 common shares were granted to each of our non-employee trustees (Messrs. Lanham, Jacobson, Maraman, Farris, Tobias and Zahler). On December 19, 2002, options for an aggregate of 11,500 common shares were granted to certain executive officers. On March 19, 2003, options for 6,000 common shares were granted to Mr. Sweet, one of our executive officers. On August 5, 2003, options for an aggregate of 111,000 common shares were granted to our executive officers and options for 2,000 common shares were granted to each of our non-employee trustees (Messrs. Lanham, Jacobson, Maraman, Farris, and Zahler). On October 23, 2003, Mr Goldsmith, upon joining the Board was granted an option to purchase 2,000 common shares.

     All options vest at the rate of 20% per year commencing on the grant date except for options to purchase 28,534 and 6,534 common shares issued to Messrs. Klipsch and Farrar, respectively, on August 16, 2002, 50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 21,466 common shares issued to both Messrs. Klipsch and Farrar on August 16, 2002, 8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years. At December 31, 2003 and 2002 options fully vested and exercisable amounted to 145,000 and 54,900, respectively, with a weighted average exercise price of $12.

     There were a total of 256,500 and 139,500 options outstanding at December 31, 2003 and 2002, respectively, with a weighted average exercise price of $12. 12,000 options were forfeited as of December 31, 2003.

10. RETIREMENT PLAN

     The Company has a 40l(k) retirement plan. New employees must be employed for six consecutive months before becoming eligible for semiannual enrollment. The Company contributes a matching contribution equal to 50% of employee contributions. The maximum amount of matching contributions paid by the Company is 3% of the employee’s salary which vests 20% per year. Total contributions for the year ended December 31, 2003 and the period August 16, 2002 through December 31, 2002 amounted to $32,267 and $10,881, respectively.

11. LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At December 31, 2003, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

2004	$17,042,742
2005	14,603,153
2006	12,583,453
2007	11,521,347
2008	10,765,656
Thereafter	69,918,604

12. SEGMENT REPORTING

     The Company is engaged in two operating segments; the ownership and rental of specialty medical facilities (Rental Operations), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). The Company’s Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

     Non segment assets to reconcile to total assets consist of corporate assets including cash, deferred financing costs and other assets.

     The Company assesses and measures segment operating results based on industry performance measures referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Interest expense and other non property specific revenues and expenses are not allocated to individual segments in determining the Company’s performance measure.

     The revenues and FFO for each of the reportable segments for the three-years ended December 31, 2003 and the assets for each of the reportable segments as of December 31, 2003 and December 31, 2002, are summarized as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
	(Company)	(Combined)	(Predecessor)
REVENUES
Rental Operations:
Rental Income	$14,029,245	2,274,130	—
Service Operations:
Development and Project Management Fees	3,660,696	11,704,475	4,568,284

Consolidated Revenue	$17,689,941	$13,978,605	$4,568,284

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
	(Company)	(Combined)	(Predecessor)
FUNDS FROM OPERATION
Rental Operations	11,312,082	1,986,416	—
Service Operations	(459,346)	627,246	2,785,403

Total Segment FFO	10,852,736	2,613,662	2,785,403
Non Segment FFO:
Interest Income (Expense), net	(3,302,153)	(49,260)	(22,115)
General and Administrative Expenses	(2,693,805)	(3,115,768)	(2,475,510)
Other Expenses	(249,581)	(80,039)	(18,148)
Loss on abandoned Due Diligence Costs	(208,922)	—	—
Interest Rate Swap	142,155	(231,818)	—
Income Tax Benefit	144,069	381,141	(321,000)
Minority Interest in Net Income	(109,178)	(9,003)	—
Minority Interest Share of Depreciation and Amortization	(216,204)	—	—

Consolidated FFO	4,359,117	(491,085)	(51,370)
Depreciation and Amortization	(3,327,307)	(481,256)	—
Minority Interest Share of Depreciation and Amortization	216,204	—	—

Net Income Available for Common Shareholders	1,248,014	(972,341)	(51,370)

	DECEMBER 31,	DECEMBER 31,
	2003	2002
ASSETS
Rental Operations	$167,052,368	$64,486,193
Service Operations (HADC)	1,112,039	2,229,152

Total Segment Assets	168,164,407	66,715,345
Non Segment Assets	19,728,106	8,549,542

Consolidated Assets	$187,892,513	$75,264,887

13. SUBSEQUENT EVENTS

Acquisition of Medical Office Building in Voorhees, New Jersey:

     On January 28, 2004, the Company completed the purchase of the $32.0 million medical office building in Voorhees, NJ, by assuming $23.3 million of mortgage debt on the property with the balance of the purchase coming from proceeds from the common share offering completed on December 22, 2003.

Acquisition of Medical Office Building in Lewisville, Texas:

     On January 28, 2004, the Company completed the purchase of the $7.0 million medical office building in Lewisville, TX, using proceeds from the common share offering completed on December 22, 2003.

     The seller of the two properties mentioned above owns additional specialty medical properties. If such seller offers the Company the opportunity prior to July 1, 2004 to purchase other of its specialty medical properties for an aggregate purchase price of between $100 million and $110 million (based on the properties’ net operating income) and we fail to purchase such properties, such seller will have an option to repurchase the two properties, between the second and third anniversary of our purchase, at the purchase price we paid for such properties. So long as the seller of the properties retains the repurchase option, we may not sell the properties, take any material action with respect to existing tenant leases, enter into any long-term service contracts or encumber the properties in any way that would restrict the Company’s ability to resell the properties to the seller unencumbered.

Acquisition of Medical Office Building in Coral Springs, Florida:

     On January 30, 2004, the Company completed the purchase of the $7.5 million medical office building in Coral Springs, FL, by assuming $3.4 million of mortgage debt on the property with the balance of the purchase coming from a draw on the line of credit facility.

SELECTED QUARTERLY FINANCIAL INFORMATION

(Unaudited)

	2003				2002
						Period August 16,
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	through
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
Corporate and Rental Operations
Revenues	$4,655,397	$4,368,071	$3,095,232	$1,910,545	$1,648,638	$625,492
General and Administrative Expense	697,821	667,094	674,045	654,845	546,770	304,520
Income from Corporate and Rental Operations	475,566	657,766	339,273	356,315	401,461	(62,385)
Service Operations (HADC)
Revenues	448,774	387,176	760,685	2,064,061	5,237,664	2,321,343
General and Administrative Expense	56,281	142,576	215,916	409,679	208,063	363,746
Income (Loss) from Service Operations (HADC)	(33,356)	(67,746)	(234,617)	(311,627)	(496,250)	(51,954)
Consolidated Net Income (Loss) Available for Common Shares	$450,108	$554,914	$98,429	$144,563	$136,045	$(92,784)
Basic and Diluted Income (Loss) Per Common Share	$0.07	$0.10	$0.02	$0.03	$0.02	$(0.02)
Weighted Average Common Shares	6,154,259	5,691,710	5,691,710	5,691,710	5,691,710	5,691,710

SCHEDULE III

WINDROSE MEDICAL PROPERTIES TRUST
REAL ESTATE AND ACCUMULATED
DEPRECIATION
DECEMBER 31, 2003
(IN THOUSANDS)

						Cost	Gross Book Value 12/31/2003
				Initial Cost		Capitalized	Land /
	Geographical	Building				Subsequent to	Land
Development	Location	Type	Encumbrance	Land	Building	Acquisition	Improvement	Buildings / TI	Total
310 Building	Nashville, TN	Medical Office	$—	$591	$5,246	$—	$591	$5,246	$5,837
		Building
Elm Street Professional Plaza	Reno, NV	Medical Office	9,750	1,297	10,739	—	1,297	10,739	12,036
		Building
Gateway East Medical Office Building	El Paso, TX	Medical Office Building	5,917	796	7,627	—	796	7,627	8,423
(7852 Gateway Boulevard)
(7878 Gateway Boulevard) (7888 Gateway Boulevard)
Methodist Medical Building	Sacramento, CA	Medical Office	5,407	0	9,225	—	0	9,225	9,225
(8120 Timberlake Way)		Building
Morningside Professional Plaza	Port St. Lucie, FL	Medical Office	(1)	499	4,333	—	499	4,333	4,832
		Building
Mount Vernon Medical Center	Atlanta, GA	Medical Office	14,853	2,229	21,585	—	2,229	21,585	23,814
		Building
Park Medical Center	Charlotte, NC	Medical Office	3,854	559	5,223	20	559	5,243	5,802
(10512 Park Road)		Building
Partell Medical Center	Las Vegas, NV	Medical Office	4,940	1,333	6,318	—	1,333	6,318	7,651
(2870 S. Maryland Pkwy)		Building
Rush-Copley Medical Office Building	Aurora, IL	Medical Office Building	4,000	661	5,226	—	661	5,226	5,887
Sierra Health Services	Las Vegas, NV	Outpatient	(1)	1,834	11,110	—	1,834	11,110	12,944
(2300-2316 W. Charleston Blvd.)		Treatment and
		Diagnostic
		Facility
Sierra Health Services	Las Vegas, NV	Outpatient	8,924	1,747	12,147	—	1,747	12,147	13,894
(4475 S. Eastern Sierra)		Treatment and
		Diagnostic
		Facility
Sierra Health Services	Las Vegas, NV	Outpatient	(1)	343	10,207	—	343	10,207	10,550
(888 S. Rancho Sierra)		Treatment and
		Diagnostic
		Facility
Stone Oak Physicians Plaza	San Antonio, TX	Medical Office	7,113	1,103	10,512	—	1,103	10,512	11,615
(Plaza I 19016 Stone Oak Parkway)		Building
(Plaza II 540 Stone Oak Parkway)
Tomball Professional Atrium Building	Tomball, TX	Medical Office Building	3,220	513	4,403	—	513	4,403	4,916
Urology Center of Florida	Ocala, FL	Ambulatory	(1)	486	4,212	—	486	4,212	4,698
		Surgery Center /
		Physician Group
		Clinic
Urology Center of the South (1325 Wolf Park Drive)	Germantown, TN	Ambulatory	(1)	2,640	7,625	212	2,640	7,837	10,477
		Surgery Center /
		Physician Group
		Clinic
West Pearland Professional Center	Pearland, TX	Medical Office	2,631	381	3,637	—	381	3,637	4,018
		Building
Winn Way	Decatur, GA	Medical Office	1,275	180	1,419	—	180	1,419	1,599
		Building

Totals			$71,884	$17,192	$140,794	$232	$17,192	$141,026	$158,218

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Geographical	Building	Accumulated	Year	Year	Depreciable
Development	Location	Type	Depreciation	Constructed	Acquired	Life
310 Building	Nashville, TN	Medical Office	$81	1986	2003	40
		Building
Elm Street Professional Plaza	Reno, NV	Medical Office	1	1991	2003	40
		Building
Gateway East Medical Office Building	El Paso, TX	Medical Office	114	1982	2003	40
(7852 Gateway Boulevard)		Building
(7878 Gateway Boulevard) (7888 Gateway Boulevard)
Methodist Medical Building	Sacramento, CA	Medical Office	8	1990	2003	40
(8120 Timberlake Way)		Building
Morningside Professional Plaza	Port St. Lucie, FL	Medical Office	69	1994/1998	2003	40
		Building
Mount Vernon Medical Center	Atlanta, GA	Medical Office	318	1992	2003	40
		Building
Park Medical Center	Charlotte, NC	Medical Office	145	1988	2002	40
(10512 Park Road)		Building
Partell Medical Center	Las Vegas, NV	Medical Office	184	1991	2002	40
(2870 S. Maryland Pkwy)		Building
Rush-Copley Medical Office Building	Aurora, IL	Medical Office	52	1996	2003	40
		Building
Sierra Health Services	Las Vegas, NV	Outpatient	380	1982/1985/1998	2002	40
(2300-2316 W. Charleston Blvd.)		Treatment and
		Diagnostic
		Facility
Sierra Health Services	Las Vegas, NV	Outpatient	416	1982/1985/1998	2002	40
(4475 S. Eastern Sierra)		Treatment and
		Diagnostic
		Facility
Sierra Health Services	Las Vegas, NV	Outpatient	349	1982/1985/1998	2002	40
(888 S. Rancho Sierra)		Treatment and
		Diagnostic
		Facility
Stone Oak Physicians Plaza	San Antonio, TX	Medical Office	157	1999/2000	2003	40
(Plaza I 19016 Stone Oak Parkway)		Building
(Plaza II 540 Stone Oak Parkway)
Tomball Professional Atrium Building	Tomball, TX	Medical Office	68	1982	2003	40
		Building
Urology Center of Florida	Ocala, FL	Ambulatory	66	1991	2003	40
		Surgery Center /
		Physician Group
		Clinic
Urology Center of the South	Germantown, TN	Ambulatory	256	2002	2002	40
(1325 Wolf Park Drive)		Surgery Center /
		Physician Group
		Clinic
West Pearland Professional Center	Pearland, TX	Medical Office	54	2000	2003	40
		Building
Winn Way	Decatur, GA	Medical Office	22	1971/1998	2003	40
		Building

Totals			$2,740

(1) On December 30, 2003, the Company increased its syndicated line of credit, led by Huntington National Bank in Columbus, Ohio, to $70 million. This facility is secured by first mortgages on three of the company’s four outpatient treatment centers in Las Vegas, Nevada, the Urology Center of the South in Memphis, Tennessee, Morningside Professional Plaza in Port St. Lucie, Florida, and the Urology Center of Florida in Ocala, Florida.

		Real Estate Asset Value and Accumulated Depreciation
	Gross Real Estate Asset			Accumulated Depreciation
	2003	2002	2001	2003	2002	2001
Balance at beginning of year:	$61,086,357	$—	$—	$407,018	$—	$—
Acquisitions	97,132,512	61,086,357	—	—	—	—
Depreciation/Amortization Expense	—	—	—	2,333,263	407,018	—

Balance at end of year	$158,218,869	$61,086,357	$—	$2,740,281	$407,018	$—

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE
3.01	Registrant’s Articles of Incorporation.*

3.02	Registrant’s Bylaws.*

4.03	Form of Common Share Certificate.*

4.04	Form of Warrant.**

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.*

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.*

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.*

10.04	Contribution Agreement dated May 23, 2002 among Windrose International, LLC, Med Properties Management Group, LLC, Hospital Affiliates Development Corporation, Med Properties Asset Group LLC, Fred S. Klipsch, O.B. McCoin, Robin Barksdale, Charles Lanham, Frederick L. Farrar, Mike Klipsch, Steve Klipsch, Windrose Medical Properties, L.P. and Windrose Medical Properties Trust.*

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.*

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.*

10.07	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.*

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.*

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.*

10.10	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.*

10.11	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.*

10.12	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.*

10.13	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.*

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.*

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.*

10.16	Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to Charles Lanham.*

10.17	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.*

10.18	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.*

10.19	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.*

10.20	Purchase and Sale Agreement, dated November 19, 2003, by and between Cooper Holding, L.L.C. and Windrose Medical Properties, L.P.***

21.01	List of Subsidiaries of the Registrant.**

23.01	Consent of KPMG LLP.****

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.****

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.****

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.****

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

***	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

****	Filed herewith.