Form 10-Q
period 2004-03-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2004-05-10
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 10, 2004, there were 9,948,049 shares of the Company’s common stock, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
REAL ESTATE INVESTMENTS:
Land	$21,139,321	$17,191,625
Buildings and Tenant Improvements	183,662,500	141,027,244
Acquired Lease Intangibles	8,556,092	7,762,641

	213,357,913	165,981,510
Accumulated Depreciation	(3,795,908)	(2,740,281)
Accumulated Lease Intangible Amortization	(1,625,513)	(1,135,887)

NET REAL ESTATE INVESTMENTS	207,936,492	162,105,342
Cash and Cash Equivalents	2,907,014	17,386,791
Receivables on Construction and Consulting Contracts	333,081	400,970
Receivables from Tenants, net of allowance $8,574 and $0	525,448	511,531
Straight-line Rent Receivable	1,722,229	1,356,520
Deferred Financing Fees, Net of Accumulated Amortization of $332,994 and $193,207	1,098,479	1,207,457
Escrow Deposits & Other Assets	5,559,464	4,923,902

TOTAL ASSETS	$220,082,207	$187,892,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	109,448,857	76,893,444
Billings in Excess of Revenues Earned	84,638	152,151
Accounts Payable and Accrued Expenses	2,282,098	2,213,317
Consulting and Construction Payables	101,013	106,096
Dividends Payable to Shareholders	—	1,252,176
Tenant Security Deposits and Prepaid Rents	842,888	742,252
Interest Rate Swap	750,392	537,969

TOTAL LIABILITIES	113,509,886	81,897,405
Minority Interest	3,861,589	3,837,499
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 9,948,007 and 9,946,710 Issued and Outstanding	99,480	99,467
Additional Paid In Capital	105,421,270	105,490,989
Accumulated Other Comprehensive Loss	(158,167)	—
Distributions in Excess of Net Income	(2,651,851)	(3,432,847)

TOTAL SHAREHOLDERS’ EQUITY	102,710,732	102,157,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$220,082,207	$187,892,513

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
(UNAUDITED)

	2004	2003
RENTAL OPERATIONS:
Rental revenues	$6,514,403	$1,910,545
Operating expenses:
Property taxes	471,751	61,167
Property operating expenses	1,320,116	155,059
Depreciation and amortization	1,519,895	418,730

Total operating expenses	3,311,762	634,956

Income from rental operations	3,202,641	1,275,589

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	520,242	2,064,061
Expenses:
Cost of sales and project costs	463,996	1,879,190
General and administrative expenses	89,018	496,498

Loss from service operations	(32,772)	(311,627)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate operations	700,793	618,190

Operating income	2,469,076	345,772
OTHER INCOME (EXPENSES):
Interest income	10,904	—
Interest (expense)	(1,594,714)	(245,530)
Loss on interest rate swap	(54,255)	(17,864)
Other income (expense)	(26,935)	(36,655)

Total other income (expense)	(1,665,000)	(300,049)
Income before income taxes	804,076	45,723
Income tax benefit	13,109	109,069

Income before minority interest	817,185	154,792
Minority interest in income of common unit holders and other subsidiaries	(36,189)	(10,229)

Net income available for common shareholders	$780,996	$144,563

Net income per common share:
Basic and diluted	$0.08	$0.03
Weighted average number of common shares outstanding - Basic	9,948,049	5,691,710
Weighted average number of common and dilutive potential common shares	10,306,632	6,054,043

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
(UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$780,996	$144,563
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	1,519,895	418,730
Rental income associated with above/(below) market leases	25,361	—
Deferred income tax benefit	(13,109)	(109,069)
Loss on interest rate swap	54,255	17,864
Amortization of deferred financing fees	161,211	30,530
Amortization of fair value of debt adjustment	(179,847)	19,426
Minority interest in earnings	36,189	10,229
Increase (decrease) in cash due to changes in:
Construction receivables/payables, net	62,806	(1,322,574)
Straight line rent receivable	(365,709)	(207,693)
Receivables from tenants	(13,917)	44,834
Revenue earned in excess of billings	—	1,203,403
Billings in excess of revenues earned	(67,513)	(11,803)
Other accrued revenue and expenses	(330,920)	(404,254)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,669,698	(165,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(175,893)	(71,046)
Deposits on potential acquisitions	(4,758)	(1,100,000)
Acquisition of real estate investments	(20,111,718)	(115,269)
Other deferred leasing costs	(11,343)	—
Other deferred costs and other assets	(137,862)	—

NET CASH USED IN INVESTING ACTIVITIES	(20,441,574)	(1,286,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(325,196)	(44,801)
Draws on line of credit	6,000,956	—
Cash distributions to shareholders	(1,252,176)	(739,923)
Cash distributions to minority interest	(79,163)	(47,103)
Deferred Financing Costs	(52,233)	(185,499)
Proceeds from Issuance of Common Shares, net	(89)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,292,099	(1,017,326)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,479,777)	(2,469,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,386,791	8,237,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,907,014	$5,768,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,058,759	$249,485

Net liabilities (including secured debt) assumed in acquisition of real estate investments	31,583,593	—

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	DISTRIBUTIONS IN EXCESS OF	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	LOSS	NET INCOME	EQUITY
Balances at December 31, 2003	9,946,710	99,467	105,490,989	—	(3,432,847)	102,157,609
Comprehensive income:
Net income	—	—	—	—	780,996	780,996
Loss on interest rate swap	—	—	—	(158,167)	—	(158,167)

Comprehensive income available for common shareholders						622,829
Reallocation of minority interest	—	—	(85,304)	—	—	(85,304)
Issuance of common shares	89	1	1,220	—	—	1,221
Conversion of units to common shares	1,250	12	15,675	—	—	15,687
Offering costs	—	—	(1,310)	—	—	(1,310)

Balances at March 31, 2004	9,948,049	99,480	105,421,270	(158,167)	(2,651,851)	102,710,732

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the balance sheet as of December 31, 2003. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2.	THE COMPANY

The Company was organized in the state of Maryland in March 2002 as a real estate investment trust. The Company is taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. The Company was formed to invest in specialty medical properties and to capitalize on the experience and expertise of its management team in selectively acquiring, planning, developing and managing medical facilities. On August 15, 2002, the Company’s Registration Statement on Form S-11 was declared effective. The Company had no operations prior to August 16, 2002.

The Company received net proceeds of $61.1 million after underwriters’ discounts and expenses from its August 2002 initial public offering of 5,691,710 common shares at a public offering price of $12 per share (the “Initial Offering”). The Company contributed all of the net proceeds of the Initial Offering to Windrose Medical Properties, L.P. (the “Operating Partnership”) for the sole general partnership interest and limited partnership interest of approximately 94.0%. The Operating Partnership utilized approximately $47.4 million of the proceeds from the Initial Offering and the issuance of limited partnership interests to complete the purchases of four outpatient treatment centers in Las Vegas, Nevada on August 23, 2002, and the Urology Center of the South near Memphis, Tennessee on August 22, 2002. On November 8, 2002, the Company purchased Partell Medical Center (“Partell”) in Las Vegas, Nevada for $7.2 million, including $5 million of assumed debt. The Company acquired Park Medical Center (“Park”) in Charlotte, North Carolina on December 1, 2002, for $5.7 million, including $3.9 million of assumed debt. On May 16, 2003, the Company acquired 9 medical properties, including 2 properties with multiple-buildings (a total of 12 buildings) (the “MPA Properties”) from Medical Properties of America for $68.1 million, including approximately $38 million of assumed debt from multiple lenders. The Company paid the $30 million balance of the purchase price with a combination of available cash and borrowings under a $25 million secured credit facility. On August 12, 2003, the Company purchased a medical building on the Rush Copley Medical Center campus (“Rush Copley”) for $6.5 million by placing a $4 million debt facility that is secured by a first mortgage on the property with the balance of the purchase coming from a draw on the Company’s line of credit facility.

The Company received net proceeds of $47.7 million after underwriters’ discount and expenses from its December 2003 offering of 4,255,000 common shares of beneficial interest at a public offering price of $12 per share (“December 2003 Offering”). The Company contributed all of the net proceeds of the offering to the Operating Partnership. As of March 31, 2004, the Company’s ownership interest in the Operating Partnership is approximately 96.5%.

The Operating Partnership utilized approximately $7.1 million of the proceeds of the December 2003 Offering to fund a portion of the purchase price of Methodist Medical Building in Sacramento, California and Elm Street Professional Plaza in Reno, Nevada. The Company completed the purchase of Methodist Medical Building in Sacramento, California in December 2003 for $9.2 million including the assumption of a $5.4 million secured credit facility. The Company purchased Elm Street Professional Plaza in Reno, Nevada, on December 30, 2003, for $13 million including the assumption of a secured credit facility of $9.8 million. Another $20 million of the net proceeds was used to pay down indebtedness on its secured credit facility.

On January 28, 2004, the Company completed the purchase of a $32.0 million medical office building in Voorhees, NJ, by assuming $23.3 million of mortgage debt on the property with the balance of the purchase coming from proceeds from the December 2003 Offering. The Company also completed the purchase of a $7.0 million medical office building in Lewisville, TX, on January 28, 2004, using proceeds from the December 2003 Offering. The seller of the two properties mentioned above owns additional specialty medical properties. If such seller offers the Company the opportunity prior to July 1, 2004 to purchase selected specialty medical properties for an aggregate purchase price of between $100 million and $110 million (based on the properties’ net operating income) and we fail to purchase such properties, such seller will have an option to repurchase the two properties between the second and third anniversary of our purchase, at the purchase price we paid for such properties. So long as the seller of the properties retains the repurchase option, we may not sell the properties, take any material action with respect to existing tenant leases, enter into any long-term service contracts or encumber the properties in any way that would restrict the Company’s ability to resell the properties to the seller unencumbered.

On January 30, 2004, the Company completed the purchase of the $7.5 million medical office building in Coral Springs, FL, by assuming $3.4 million of mortgage debt on the property with the balance of the purchase coming from a draw on the Company’s line of credit facility.

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

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for the three months ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	For the three months	For the three months
	ended	ended
	March 31, 2004	March 31, 2003
Net income as reported	$780,996	$144,563
Deduct: Total stock based compensation expense determined under fair value method for all awards	(47,261)	(51,201)

Pro forma net income	$733,735	$93,362

Basic and diluted net income per share
As reported	$0.08	$0.03
Pro forma	$0.07	$0.02

5.	DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The loss on the interest rate swap during the period from January 1, 2004 through March 31, 2004 was $54,255.

The Company has one interest rate swap contract that does meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured piece of debt assumed with the acquisition of a medical office building in Vorhees, NJ. The fair value of the swap was a liability of $158,167 as of March 31, 2004, and was recorded in the balance sheet as interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

6.	REAL ESTATE INVESTMENTS

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

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,728 and $4,750 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively.

8.	LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At March 31, 2004, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

April 1, 2004 - December 31, 2004	$15,951,083
2005	19,059,977
2006	16,666,756
2007	14,724,188
2008	11,538,835
Thereafter	72,454,461

$150,395,300

9.	CONCENTRATION OF CREDIT RISK

Five of the Company’s twenty-five buildings are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s twenty-five buildings. These four buildings have a cost basis of approximately $39.3 million and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers’ compensation insurance.

10.	LONG TERM DEBT

The Company has a $70 million secured credit which is available for working capital and acquisition purposes. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.00-2.25% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at March 31, 2004 was $4,750,000. The credit facility matures in September 2005.

The Company has a $4 million variable rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004. The amount outstanding at March 31, 2004 was $1,250,957.

The Company has a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in an affiliate single real estate asset entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. There were no amounts outstanding at March 31, 2004.

The following is a summary of the outstanding mortgage debt, excluding the lines of credit, as of March 31, 2004:

Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at 7.62%, maturity date of September 30, 2011 (secured by Partell)	$5,367,791
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $26,666, including interest at 7.97%, maturity date of February 28, 2010 (secured by Park)	4,090,836
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $114,461, including interest at 8.24%, maturity date of July 1, 2010 (secured by Mt Vernon)	16,589,246
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $51,143, including interest at 7.52%, maturity date of February 1, 2011 (secured by Stone Oak)	7,727,706
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $23,074, including interest at 7.50%, maturity date of March 1, 2011 (secured by Tomball)	3,496,577
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $19,009, including interest at 7.57%, maturity date of February 1, 2011 (secured by Pearland)	2,864,281
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $10,447, including interest at 8.88%, maturity date of August 1, 2009 (secured by Winn Way)	1,435,513
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $46,429, including interest at 8.39%, maturity date of December 1, 2009 (secured by Gateway)	6,596,507
Variable rate secured debt, monthly payments are interest only based on interest of LIBOR + 1.6% (2.78% at December 31, 2003), Maturity date of August 2006 (secured by Rush Copley)	4,000,000
Fixed rate secured debt, monthly payments of $48,314, including interest at 5.00%, maturity date of April 1, 2008 (secured by 4475 Sierra)	8,901,355
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $37,232, including interest at 7.15%, maturity date of December 1, 2011 (secured by Sacramento)	5,744,473
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $75,217, including interest at 6.74%, maturity date of December 1, 2011 (secured by Elm Street)	9,906,097
Variable Swapped rate secured debt monthly payments of $125,069, including interest at 5.10%, maturity date of (secured by Cooper)	23,027,701
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $24,954, including interest at 7.70%, maturity date of (secured by Coral Springs)	3,699,817

Total	$103,447,900

Included in the amounts shown as outstanding, are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to the fixed-rate debt at the date of acquisition was based on a market interest rate of 6.0% for all properties except for Partell and Park, which were based on market interest rates of 6.1% and 6.5%, respectively. The current unamortized total of debt premiums on all loans as of March 31, 2004 is $5,399,457. The total unpaid principal as of March 31, 2004 is $98,048,445.

At March 31, 2004, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

April 1, 2004 - December 31, 2004	$2,331,209
2005	6,346,614
2006	27,208,200
2007	1,190,719
2008	9,450,973
Thereafter	57,521,687

$104,049,402

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

The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months ended March 31, 2004 and 2003, and the assets for each of the reportable segments as of March 31, 2004 and December 31, 2003, are summarized as follows:

	THREE MONTHS ENDED
	MARCH 31, 2004	March 31, 2003
REVENUES
Rental Operations:
Rental Revenue	$6,514,403	$1,910,545
Service Operations:
Development and Project Management Fees	520,242	2,064,061

Consolidated Revenue	$7,034,645	$3,974,606

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
FUNDS FROM OPERATIONS
Rental Operations	$4,722,536	$1,694,319
Service Operations	(32,772)	(311,627)

Total Segment FFO	4,689,764	1,382,692
Non Segment FFO:
Interest Income (Expense), net	(1,583,810)	(245,530)
General and Administrative Expenses	(700,793)	(618,190)
Other Expenses	(26,935)	(36,655)
Interest Rate Swap	(54,255)	(17,864)
Income Tax Benefit	13,109	109,069
Minority Interest in Net Income	(36,189)	(10,229)
Minority Interest Share of Depreciation and Amortization	(91,065)	(27,500)

Consolidated FFO	2,209,826	535,793
Depreciation and Amortization	(1,519,895)	(418,730)
Minority Interest Share of Depreciation and Amortization	91,065	27,500

Net Income Available for Common Shareholders	$780,996	$144,563

	March 31,	December 31,
	2004	2003
Assets
Rental Operations	$213,377,063	$167,052,368
Service Operations	1,069,074	1,112,039

Total Segment Assets	214,446,137	168,164,407
Non-Segment Assets	5,636,071	19,728,106

Consolidated Assets	$220,082,208	$187,892,513

13. OTHER MATTERS

Reclassifications: Certain 2003 balances have been reclassified to conform to 2004 presentation.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (“Interpretation 46”), which addresses the consolidation of certain entities in which the company has a controlling financial interest through means other than voting rights. This interpretation was revised December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Company does not own interests in special purpose entities or variable interest entities thus the adoption of Interpretation 46 will not have an impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

The Company is a self-managed real estate investment trust, or REIT. The Company was formed in mid-2002. On August 22, 2002, the Company completed an initial public offering of 5,691,710 common shares (the Initial Offering) resulting in net proceeds (after underwriters discount and offering expenses) of approximately $61.1 million. The Company received net proceeds of $47.7 million (after underwriters discounts and expenses) from its December 2003 secondary offering of 4,255,000 common shares at a public offering price of $12 per share. Proceeds of both the Initial Offering and the secondary offering were used to acquire specialty medical properties, such as medical office buildings (MOB), outpatient treatment and diagnostic facilities, physician group practice clinics, ambulatory surgery centers, and specialty hospitals and treatment centers and to repay indebtedness. The properties acquired generally are leased to healthcare providers and physicians on long-term leases with annual lease rate escalations. As of March 31, 2004, the Company owned 25 buildings in 17 cities in 9 states.

The Company contributed all of the net proceeds of both offerings to its Operating Partnership. As of March 31, 2004, the Company owned an approximate 96.5% interest in the Operating Partnership. The Operating Partnership uses a mixture of cash and debt to make its acquisitions.

The Company has significantly increased the size of its real estate portfolio and its rental operations during the first quarter of 2004 through the acquisition of the following properties:

			Acquisition	Rentable
Property	Location	Building Type	Date	Square Feet
Cooper Voorhees Medical Mall	Voorhees, New Jersey	MOB	1/28/2004	116,451
Trinity West Medical Plaza	Lewisville, Texas	MOB	1/28/2004	40,686
Coral Springs Surgical Center	Coral Springs, Florida	MOB	1/30/2004	43,728

In making acquisitions, the Company utilizes various criteria that include (but are not limited to) location, tenant quality, tenant mix, market appeal, purchase price, property condition, market trend and length of leases in place. Maintaining and increasing occupancy levels and lease renewals are critical to ongoing return on investment expected in each property.

Cost of Debt and the ratio of Debt to Equity are also critical elements that can affect the investment return. Whenever possible, the Company seeks to lock in fixed-rate low interest debt. Use of variable-rate debt at low interest rates is also part of the strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable-rate debt (other than variable rate debt which has effectively been fixed by utilizing an interest rate swap) to the amount outstanding on it secured line of credit plus $10 million.

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

Occupancy Analysis

The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of March 31, 2004 and 2003 (square feet in thousands):

Total Rentable
Square Feet		Percent Occupied
First Quarter		First Quarter
2004	2003	2004	2003
1,032	258	94%	98%

The acquisition of numerous multi-tenant medical office buildings during the year ended December 31, 2003 resulted in a change in concentration of the company’s rentable square footage from master lease properties to multi-tenant medical office buildings. As of March 31, 2003, the Company’s portfolio consisted of five fully-occupied master lease properties and only two multi-tenant medical office buildings. Throughout fiscal 2003 and the first quarter of 2004, the Company diversified the portfolio by adding seventeen (17) multi-tenant medical office buildings and one fully-occupied master lease property. Due to the change in concentration of building types, the occupancy percentage decreased, but there was minimal loss of tenants throughout the quarter ended March 31, 2004.

Lease Expiration and Renewals

The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of March 31, 2004. The table indicates rentable square footage and annualized net effective rents (based on March 2004 monthly rental revenue) under expiring leases (in thousands):

		Rentable				Percentage
		Square			Monthly Rental	of Monthly
Year of	Number	Footage	Percentage of		Revenue of	Rental
Lease	of Leases	of Leases	Total Rentable		Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet		Leases	Expiring
2004	30	64,368	6.24%		120,614	6.59%
2005	41	106,411	10.31%		195,074	10.66%
2006	35	145,769	14.12%		232,700	12.72%
2007	27	150,068	14.54%		336,418	18.38%
2008	26	66,161	6.41%		94,066	5.14%
Thereafter	50	433,583	42.01%		851,110	46.51%

Total	209	966,360	93.63	%(1)	$1,829,982	100.00%

(1)	The Company’s portfolio of properties was 93.63% leased at March 31, 2004

Acquisition and Development Activity

The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in medical practice specialities where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near hospital campuses in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

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

During the third quarter of 2003, the Company implemented a strategy to shift HADC’s primary business purpose from traditional third-party fee-for-service contracts to managing internally developed projects for the Company. As these self developed projects begin, a large percentage of HADC’s direct labor costs will be capitalized directly to the respective projects under construction.

Funds From Operations (FFO)

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating measure of an equity real estate investment trust (“REIT”). Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, convenants in debt documents, and other commitments and uncertainties.

The following is a reconciliation between net income and FFO for the three months ended March 31, 2004 and 2003:

	March 31, 2004	March 31, 2003
Net Income available to common shareholders	$780,996	$144,563
Add back (deduct):
Depreciation and Amortization	1,519,895	418,730
Minority interest share of depreciation & amortization	(91,065)	(27,500)

FUNDS FROM OPERATIONS	$2,209,826	$535,793

Results of Operations

Comparison of the Three months Ended March 31, 2004 to the Three months Ended March 31, 2003

Rental Operations

Rental Revenue

Rental revenue for the quarter ended March 31, 2004 was $6.5 million, as compared to $1.9 million for the quarter ended March 31, 2003. The increase in rental revenue is reflective of the property acquisitions completed in 2003 and 2004. There was no material change in occupancy percentage with respect to rental revenue between properties held as of March 31, 2004 and 2003.

Rental Expenses and Real Estate Taxes

Rental expenses for the quarter ended March 31, 2004 were $1.3 million, as compared to $0.2 million for the quarter ended March 31, 2003. The increase in rental expenses are reflective of the acquisitions completed in 2003. There was no material change in the level of rental expenses between properties held as of March 31, 2004 and 2003.

Real Estate Tax expense for the quarter ended March 31, 2004 was $0.5 million, as compared to $0.06 million for the quarter ended March 31, 2003. The increase in rental expenses are reflective of the acquisitions completed in 2003 and first quarter 2004. There was no material change in the level of real estate tax expenses between properties held as of March 31, 2004 and 2003.

Depreciation and Amortization

Depreciation and amortization expense for the quarter ended March 31, 2004 was $1.5 million, as compared to $0.4 million for the quarter ended March 31, 2003, reflective of the property acquisitions completed in 2003 and 2004. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions as related to gross real estate asset value in the first quarter of 2004.

Service Operations

Development and project management fees decreased significantly in the three months ended March 31, 2004 to $0.5 million compared to $2.1 million in the three months ended March 31, 2003 because the project management fee reported for 2003 contained a “design-build” development contract for a project in Chattanooga, Tennessee. This contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

Our Service Operations (HADC) first quarter 2004 operating result was a pretax loss of $33 thousand, as compared to a loss of $300 thousand in the first quarter of 2003. This improvement of operating result is primarily due to an increase is third party fee for service revenue and significant restructuring of HADC. HADC is currently working on a number of third party fee for service projects that, when started, will continue to improve operating results and lead HADC to the level of breakeven and profitability. Starting these projects depends on the client achieving certain levels of approvals and funding for these projects. Therefore, HADC is not in control of the start dates for these projects and cannot project when the revenue from these projects will be realized.

General and Administrative Expense

General and administrative expenses, at the corporate level, were $0.7 million for the three months ended March 31, 2004, as compared to $0.6 million for the three months ended March 31, 2003. The increase between the two years is mostly due to additional expenses associated with the growth of the Company. Management believes that there will be additional costs associated with compliance of Sarbanes-Oxley Section 404 and other corporate governance issues. Additionally, if the Company acquires additional properties, additional staff and/or other increases to general or administrative expenses may be required, therefore the Company expects its expense level for 2004 should be moderately higher than the levels recorded in 2003.

Other Income and Expense

Interest expense for the three months ended March 31, 2004 was $1.6 million, as compared to $0.2 million for the three months ended March 31, 2003. The interest expense increased because of increased debt as of March 31, 2004 as compared to March 31, 2003. The increased debt is a result of the Company’s acquisitions of 18 buildings since March 31, 2003.

•	The Company utilizes a mix of fixed and variable-rate debt. As of March 31, 2004, the face-value balance of fixed rate debt was $71 million, secured variable swapped debt was $23 million and the balance of variable-rate debt was $4 million.

•	The Company assumed $80 million of debt as part of property acquisitions since March 31, 2003.

•	The balance on the lines of credit of $6 million as of March 31, 2004 was due to borrowings used to fund the acquisition of Coral Springs and for working capital purposes.

•	In addition to these changes, the Company also placed $13 million in mortgages on two of its buildings.

Critical Accounting Policies

Impairment of Real Estate Assets

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and may not ultimately be achieved.

Acquisitions of Real Estate Assets

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141), the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

Valuation of Receivables

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

Liquidity and Capital Resources

Sources of Liquidity

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

Secured Credit Facilities:

The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	March 31, 2004
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.00-2.25%	$4,750,000
Working Capital Line of Credit Facility	4,000,000	October 2004	Prime	1,250,957

On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility is secured by the guarantee of the Company and by a pledge of its interest in an affiliate single real estate asset entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. At March 31, 2004, there were no amounts outstanding under this facility.

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

Uses of Liquidity

Short-Term Uses:

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for fiscal 2004 as short-term needs that will be funded either from the $70 million available on the Company’s syndicated line of credit or the issuance of additional equity securities under the shelf registration statement on file with the SEC that permits the Company to sell up to an additional $250 million of common and preferred shares of beneficial interest as of January 30, 2004.

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

Historical Cash Flows

Operating Activities

On March 31, 2004, the Company had $2.9 million of cash and cash equivalents. Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2004. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from Rental Operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $20.4 million for the three months ended March 31, 2004, primarily due to the acquisition of the three medical properties discussed above.

Financing Activities

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2004. These proceeds were generated primarily from draws from the two lines of credit, net of $1.3 million of cash distributions to shareholders and minority interest.

Related Party and Other Transactions

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,728 and $4,750 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively.

Off Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of March 31, 2004, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

		Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$130,402	$7,533	$7,089	$31,738	$5,633	$13,528	$64,881
Line of credit	6,001	1,251	4,750	—	—	—	—
Operating Lease Obligations(1)	455	235	120	60	40	—	—

Total Contractual Obligations	$136,858	$9,019	$11,959	$31,798	$5,673	$13,528	$64,881

(1)	This item includes operating leases for office space and equipment

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

As of March 31, 2004, total outstanding debt of the Company was approximately $109.4 million. The current outstanding debt balances relate to mortgages assumed through the property acquisitions and draws on line of credit facilities. Of this, approximately $103.4 million relates to assumed mortgages. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at March 31, 2004 of $4 million. The Company has a $70 million secured credit facility with a maturity date of September 2005. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility. Huntington National Bank of Columbus, Ohio is the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.00-2.25% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At March 31, 2004, the amount outstanding on the line of credit was $4,750,000. The Company also has a $4 million variable-rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004. The amount outstanding at March 31, 2004 was $1,250,957. A one percentage point fluctuation in market interest rates would have had an impact of approximately $19,000 on net earnings in the three months ended March 31, 2004.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. During the three months ended March 31, 2004, the Company recognized a loss of $54,255 from this interest rate swap contract. The fair value of the interest rate swap at March 31, 2004 was a $592,225 liability.

The Company has one interest rate swap contract that does meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured piece of debt assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was a liability of $158,167 as of March 31, 2004, and was recorded in the balance sheet as interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financials reporting.

WINDROSE MEDICAL PROPERTIES TRUST

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.03	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

Form 8-K filed on March 4, 2004, to report as an “Item 7 and Item 12,” the issuance of press release

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: May 10, 2004
/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson
Chief Financial Officer

/s/ Frederick L. Farrar

Frederick L. Farrar
President and Chief Operating Officer