Form 10-Q
period 2004-06-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2004-08-09
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 6, 2004, there were 9,948,106 shares of the Company’s common stock, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
REAL ESTATE INVESTMENTS:
Land	$22,542,782	$17,191,625
Buildings and Tenant Improvements	194,674,831	141,027,244
Acquired Lease Intangibles	10,207,172	7,762,641

	227,424,785	165,981,510
Accumulated Depreciation	(4,927,792)	(2,740,281)
Accumulated Lease Intangible Amortization	(2,066,450)	(1,135,887)

NET REAL ESTATE INVESTMENTS	220,430,543	162,105,342
Cash and Cash Equivalents	2,373,763	17,386,791
Receivables on Construction and Consulting Contracts	404,733	400,970
Receivables from Tenants, Net of Allowance $19,090 and $0	738,457	511,531
Straight-line Rent Receivable	1,953,103	1,356,520
Deferred Financing Fees, Net of Accumulated Amortization of $525,233 and $193,207	1,062,226	1,207,457
Escrow Deposits and Other Assets	6,453,104	4,923,902

TOTAL ASSETS	$233,415,929	$187,892,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	124,458,252	76,893,444
Billings in Excess of Revenues Earned	62,400	152,151
Accounts Payable and Accrued Expenses	1,979,962	2,213,317
Consulting and Construction Payables	100,437	106,096
Dividends Payable to Shareholders	—	1,252,176
Tenant Security Deposits and Prepaid Rents	906,156	742,252
Interest Rate Swaps	205,073	537,969

TOTAL LIABILITIES	127,712,280	81,897,405
Minority Interest	3,829,909	3,837,499
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 9,948,106 and 9,946,710 Issued and Outstanding	99,481	99,467
Additional Paid In Capital	105,412,328	105,490,989
Accumulated Other Comprehensive Income	119,716	—
Distributions in Excess of Net Income	(3,757,785)	(3,432,847)

TOTAL SHAREHOLDERS’ EQUITY	101,873,740	102,157,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233,415,929	$187,892,513

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 and 2003
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
RENTAL OPERATIONS:
Rental revenues	$7,068,871	$3,095,232	13,583,274	5,005,777
Operating expenses:
Property taxes	603,200	99,296	1,074,951	160,463
Property operating expenses	1,425,331	480,214	2,745,447	635,272
Depreciation and amortization	1,547,626	731,792	3,067,521	1,150,521

Total operating expenses	3,576,157	1,311,302	6,887,919	1,946,256

Income from rental operations	3,492,714	1,783,930	6,695,355	3,059,521

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	464,955	760,685	985,197	2,824,746
Expenses:
Cost of sales and project costs	369,311	591,386	833,307	2,470,576
General and administrative expenses	121,701	403,916	210,719	900,414

Loss from service operations	(26,057)	(234,617)	(58,829)	(546,244)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate operations	765,431	674,045	1,466,224	1,292,235

Operating income	2,701,226	875,268	5,170,302	1,221,042
OTHER INCOME (EXPENSES):
Interest income	3,570	8,022	14,474	8,022
Interest (expense)	(1,824,968)	(681,820)	(3,419,682)	(927,350)
Gain (loss) on interest rate swap	267,437	(74,690)	213,182	(92,554)
Other income (expense)	(28,524)	(21,125)	(55,459)	(57,780)

Total other income (expense)	(1,582,485)	(769,613)	(3,247,485)	(1,069,662)
Income before income taxes	1,118,741	105,655	1,922,817	151,380
Income tax benefit	9,120	—	22,229	109,069

Income before minority interest	1,127,861	105,655	1,945,046	260,449
Minority interest in income of common unit holders and other subsidiaries	(45,213)	(7,227)	(81,402)	(17,457)

Net income available for common shareholders	$1,082,648	$98,428	1,863,644	242,992

Net income per common share:
Basic and diluted	$0.11	$0.03	$0.19	$0.04
Weighted average number of common shares outstanding - Basic	9,948,106	5,691,710	9,948,078	5,691,710
Weighted average number of common and dilutive potential common shares	10,306,689	6,054,043	10,306,661	6,053,164

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
(UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$1,863,644	$242,992
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	3,067,521	1,150,521
Rental income associated with above/(below) market leases	42,590	12,220
Deferred income tax benefit	(22,229)	(109,069)
Gain (loss) on interest rate swap	(213,182)	92,554
Amortization of deferred financing fees	332,656	59,267
Amortization of fair value of debt adjustment	(377,229)	(117,789)
Minority interest in earnings	81,402	17,457
Increase (decrease) in cash due to changes in:
Construction receivables/payables, net	(9,422)	(1,203,745)
Straight line rent receivable	(718,802)	(430,900)
Receivables from tenants	(224,442)	(320,037)
Revenue earned in excess of billings	—	1,267,274
Billings in excess of revenues earned	(92,300)	(152,515)
Accounts payable and accrued expenses	(234,161)	514,948
Other current assets	(621,077)	(482,947)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,874,969	540,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(569,198)	(261,047)
Deposits on potential acquisitions	(100,714)	(144,807)
Acquisition of real estate investments	(24,747,365)	(30,567,808)
Acquisition of minority interest	—	(26,700)
Other deferred leasing costs	(16,559)	—
Other deferred costs and other assets	62,109	—

NET CASH USED IN INVESTING ACTIVITIES	(25,371,727)	(31,000,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(732,441)	(71,957)
Draws on line of credit	13,255,956	16,519,693
Paydowns on line of credit	(1,250,956)	—
Proceeds on mortgage debt	—	9,000,000
Cash distributions to shareholders	(3,440,759)	(1,479,846)
Cash distributions to minority interest	(161,820)	(94,206)
Deferred financing costs	(187,425)	(326,440)
Proceeds from issuance of common shares, net	1,175	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,483,730	23,547,244

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,013,028)	(6,912,887)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,386,791	8,237,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,373,763	$1,324,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,895,410	$526,984

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$41,502,063	$43,425,588

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

				ACCUMULATED
			ADDITIONAL	OTHER	DISTRIBUTIONS	TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	IN EXCESS OF	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	NET INCOME	EQUITY
Balances at December 31, 2003	9,946,710	99,467	105,490,989	—	(3,432,847)	102,157,609
Comprehensive income:
Net income	—	—	—	—	1,863,644	1,863,644
Gain on interest rate swap	—	—	—	119,716	—	119,716

Comprehensive income available for common shareholders						1,983,360
Reallocation of minority interest	—	—	(95,510)	—	—	(95,510)
Issuance of common shares	146	2	2,484	—	—	2,486
Conversion of units to common shares	1,250	12	15,675	—	—	15,687
Offering costs	—	—	(1,310)	—	—	(1,310)
Dividends	—	—	—	—	(2,188,582)	(2,188,582)

Balances at June 30, 2004	9,948,106	99,481	105,412,328	119,716	(3,757,785)	101,873,740

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the balance sheet as of December 31, 2003. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2. THE COMPANY

The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The rental operations are conducted through Windrose Medical Properties Limited Partnership (Operating Partnership). The Company is the general partner of the Operating Partnership and owns approximately 96.5% of the Operating Partnership. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.

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

4. STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS Statement No. 123, the Company’s net income and net income per share for the three months and six months ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

		For the three months ended		For the six months ended
		June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as reported		$1,082,648	$98,428	$1,863,644	$242,992
Deduct: Total stock based compensation expense determined under fair value method for all awards		(20,584)	(28,807)	(67,845)	(59,389)

Pro forma net income		$1,062,064	$69,621	$1,795,799	$183,603

Basic and diluted net income per share	As reported	$0.11	$0.02	$0.19	$0.04
	Pro forma	$0.11	$0.01	$0.18	$0.03

5. DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The gain on the interest rate swap during the three months and six months ended June 30, 2004 was $267,437 and $213,182, respectively.

The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a

$23 million interest rate swap contract as a hedge to effectively fix the rate on a secured piece of debt assumed with the acquisition of a medical office building in Vorhees, NJ. The fair value of the swap was an asset of $119,716 as of June 30, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

6. REAL ESTATE INVESTMENTS

On June 22, 2004, the Company completed the purchase of a $6.6 million medical office building in Atlanta, GA, by assuming $4.7 million in debt with the balance being paid from a draw on the Company’s line of credit. Another building with a value of $7.5 million, also in Atlanta and part of the same seller’s assets, was purchased on June 25, 2004. This purchase included the assumption of $5.1 million in debt and the balance paid from a draw on the Company’s line of credit. A third and final asset of the seller was purchased on July 2, 2004, for $3.5 million which included assumption of debt of $2.6 million. As of June 30, 2004, the Company owned twenty-seven properties consisting of 1,114,625 rentable square feet which included four diagnostic centers, two ambulatory surgery centers and twenty-one medical office buildings.

7. RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,728 and $3,000 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively. Subsequent to the end of the quarter, the board of trustees approved a phased expansion of office space which will add space in increments. For the last 4 months of the year 2004, the rent will increase by $1,300 per month.

8. LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At June 30, 2004, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

July 1, 2004 - December 31, 2004	$11,005,501
2005	20,389,891
2006	17,997,547
2007	16,057,627
2008	12,730,220
Thereafter	80,851,310

$159,032,096

9. CONCENTRATION OF CREDIT RISK

Five of the Company’s twenty-seven buildings are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s twenty-seven buildings. These four buildings have a cost basis of approximately $39.3 million and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers’ compensation insurance.

10. LONG TERM DEBT

The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.00-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios.

The amount outstanding at June 30, 2004 was $12,005,000. The credit facility matures in September 2005.

The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004. There were no amounts outstanding at June 30, 2004.

The Company has a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility would be secured by the guarantee of the Company and by a pledge of its interest in an affiliated single real estate asset entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. There were no amounts outstanding at June 30, 2004.

The following is a summary of the outstanding mortgage debt, excluding the lines of credit, as of June 30, 2004:

Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at 7.62%, maturity date of September 30, 2011 (secured by Partell)		$5,344,788
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $29,267, including interest at 7.97%, maturity date of February 28, 2010 (secured by Park)		4,068,484
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $114,461, including interest at 8.24%, maturity date of July 1, 2010 (secured by Mt Vernon)		16,475,990
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $51,143, including interest at 7.52%, maturity date of February 1, 2011 (secured by Stone Oak)		7,681,283
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $23,074, including interest at 7.50%, maturity date of March 1, 2011 (secured by Tomball)		3,475,826
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $19,009, including interest at 7.57%, maturity date of February 1, 2011 (secured by Pearland)		2,847,016
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $10,447, including interest at 8.88%, maturity date of August 1, 2009 (secured by Winn Way)		1,424,517
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $46,431, including interest at 8.39%, maturity date of December 1, 2009 (secured by Gateway)		6,548,773
Variable rate secured debt, monthly payments are interest only based on interest of LIBOR + 1.6% (2.74% at June 30, 2004), Maturity date of August 2006 (secured by Rush Copley)		4,000,000
Fixed rate secured debt, monthly payments of $48,314, including interest at 5.00%, maturity date of April 1, 2008 (secured by 4475 Sierra)		8,867,536
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $37,232, including interest at 7.15%, maturity date of December 1, 2011 (secured by Sacramento)		5,718,733
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $82,626, including interest at 6.74%, maturity date of December 1, 2011 (secured by Elm Street)		9,819,281
Variable Swapped rate secured debt monthly payments of $126,444 including interest at 5.10%, maturity date of November 1, 2006 (secured by Cooper)		22,892,708
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $24,954, including interest at 7.70%, maturity date of November 1, 2009 (secured by Coral Springs)		3,676,833
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $33,071, including interest at 7.35%, maturity date of December 11, 2011 (secured by Ortholink East/West)		4,606,792
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $41,395, including interest at 7.25%, maturity date of December 1, 2011 (secured by Gwinnett I)		5,004,692

	Total	$112,453,252

Included in the amounts shown as outstanding, are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to the fixed-rate debt at the date of acquisition was based on market interest rates ranging from 6.0% to 6.9%. The current unamortized total of debt premiums on all loans as of June 30, 2004 is $5,031,087. The total unpaid principal as of June 30, 2004 is $107,422,165.

At June 30, 2004, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

July - December 2004	$12,790,106
2005	1,652,005
2006	27,724,801
2007	1,490,894
2008	9,776,878
Thereafter	65,992,482

$119,427,165

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

To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets.

The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months and six months ended June 30, 2004 and 2003, and the assets for each of the reportable segments as of June 30, 2004 and December 31, 2003, are summarized as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
REVENUES
Rental Operations:
Rental Income	$7,068,871	$3,095,232	$13,583,274	$5,005,777
Service Operations:
Development and Project Management Fees	464,955	760,685	985,197	2,824,746

Consolidated Revenue	$7,533,826	$3,855,917	$14,568,471	$7,830,523

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
FUNDS FROM OPERATIONS
Rental Operations	$5,040,340	$2,515,722	$9,762,876	$4,210,042
Service Operations	(26,057)	(234,617)	(58,829)	(546,244)

Total Segment FFO	5,014,283	2,281,105	9,704,047	3,663,798
Non Segment FFO:
Interest Income (Expense), net	(1,821,398)	(673,798)	(3,405,208)	(919,328)
General and Administrative Expenses	(765,431)	(674,045)	(1,466,224)	(1,292,235)
Other Expenses	(28,524)	(21,125)	(55,459)	(57,780)
Interest Rate Swap	267,437	(74,690)	213,182	(92,554)
Income Tax Benefit	9,120	—	22,229	109,069
Minority Interest in Net Income	(45,213)	(7,227)	(81,402)	(17,457)
Minority Interest Share of Depreciation and Amortization	(58,841)	(45,723)	(149,906)	(73,223)

Consolidated FFO	2,571,433	784,497	4,781,259	1,320,290
Depreciation and Amortization	(1,547,626)	(731,792)	(3,067,521)	(1,150,521)
Minority Interest Share of Depreciation and Amortization	58,841	45,723	149,906	73,223

Net Income Available for Common Shareholders	$1,082,648	$98,428	$1,863,644	$242,992

	JUNE 30,	DECEMBER 31,
	2004	2003
Assets
Rental Operations	$227,892,261	$167,052,368
Service Operations	1,164,999	1,112,039

Total Segment Assets	229,057,260	168,164,407
Non-Segment Assets	4,358,669	19,728,106

Consolidated Assets	$233,415,929	$187,892,513

12.	SUBSEQUENT EVENTS

On July 2, 2004, the Company completed the purchase of a $3.5 million medical office building in Atlanta, GA, by assuming $2.6 million in debt with the balance being paid from a draw on the Company’s line of credit.

13.	OTHER MATTERS

Reclassifications: Certain 2003 balances have been reclassified to conform to 2004 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

The Company is a self-administered and self-managed real estate investment trust (REIT) organized in the state of Maryland in March 2002. The company is taxed as a REIT under the Internal Revenue Code. As of June 30, 2004, the Company owned twenty-seven properties consisting of 1,114,625 rentable square feet which included four diagnostic centers, two ambulatory surgery centers and twenty-one medical office buildings. The Company’s operating results are dependent on maintaining and improving the following key elements:

•	Maximizing the occupancy in the properties

•	Maintaining the desirability of the space

•	Maintaining steady tenant relationships

•	Increasing rental rates as much as practical for each location

The Company believes a meaningful in-house property management capability is important to each of these items. The services of our in-house property management will include leasing, construction, maintenance and other tenant related services. In addition, we expect to utilize third party managers in geographic locations were the rentable square footage owned or operated does not justify self-management.

The Company’s strategy for growth of its operating results also includes selective development and acquisition of additional rental properties. In order to make these additional selective developments and/or acquisitions, the Company will utilize various criteria that include (but are not limited to) location, tenant mix, market appeal, purchase price, property condition, market trend, and length of in-place leases.

Cost of Debt and the ratio of Debt to Equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to lock in fixed-rate low interest debt. Use of variable-rate debt at low interest rates is also part of the strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable-rate debt (other than variable rate debt which has effectively been fixed by utilizing an interest rate swap) to the amount outstanding on its secured line of credit plus $10 million. Debt amortization and maturities are also important considerations in the Company’s use of debt.

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

Occupancy Analysis

The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of June 30, 2004 and 2003 (square feet in thousands):

Total Rentable
Square Feet		Percent Occupied
Second Quarter		Second Quarter
2004	2003	2004	2003
1,115	687	94%	93%

As of June 30, 2003, the Company’s portfolio consisted of six (6) fully-occupied net lease properties and thirteen multi-tenant medical office buildings. Since June 30, 2003, the Company increased the portfolio by adding eight (8) multi-tenant medical office buildings.

Lease Expiration and Renewals

The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of June 30, 2004. The table indicates rentable square footage and annualized net effective rents (based on June 2004 monthly rental revenue) under expiring leases (in thousands):

Lease Expiration Analysis by Year
(As of June 30, 2004)

		Rentable				Percentage
		Square			Monthly Rental	of Monthly
Year of	Number	Footage	Percentage of		Revenue of	Rental
Lease	of Leases	of Leases	Total		Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet		Leases	Expiring
2004	12	25,815	2%		54,741	3%
2005	41	103,707	9%		189,066	10%
2006	38	151,457	14%		241,770	13%
2007	36	166,244	15%		363,019	19%
2008	25	61,840	6%		87,506	5%
Thereafter	63	536,761	48%		991,042	51%

Total	215	1,045,824	94	%(1)	1,927,144	100%

(1) The Company’s portfolio of properties was 94% leased at June 30, 2004, excluding month-to-month tenants

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

The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, covenants in debt documents, and other commitments and uncertainties.

The following is a reconciliation between net income and FFO for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income available to common shareholders	$1,082,648	$98,428	$1,863,644	$242,992
Add back (deduct):
Depreciation and Amortization	1,547,626	731,792	3,067,521	1,150,521
Minority interest share of depreciation & amortization	(58,841)	(45,723)	(149,906)	(73,223)

FUNDS FROM OPERATIONS	$2,571,433	$784,497	$4,781,259	$1,320,290

Results of Operations

Comparison of the Three months and Six months Ended June 30, 2004 to the Three months and Six months Ended June 30, 2003

Rental Operations

Rental Revenue

Rental revenue increased by $4.0 million and $8.6 million for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The increase in rental revenue is reflective of the property acquisitions completed in 2003 and 2004. There was no material change in occupancy percentage with respect to rental revenue between properties held as of June 30, 2004 and 2003.

Property Operating Expenses and Real Estate Taxes

Property operating expenses increased by $0.9 million and $2.1 million for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The increase in rental expenses is primarily due to the acquisitions completed sine June 30, 2003.

Real estate tax expense increased by $0.5 million and $0.9 million for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The increase in rental expenses are reflective of the acquisitions completed in 2003 and 2004. There was no material change in the level of real estate tax expenses between properties held as of June 30, 2004 and 2003.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.8 million and $1.9 million for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The increase was primarily due to the acquisition of eight buildings since June 30, 2003. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions as related to gross real estate asset value in the first six months of 2004.

Service Operations

Development and project management fees decreased significantly in the three months and six months ended June 30, 2004 to $0.5 million and $1.0 million, respectively, compared to $0.8 million and $2.8 million in the three months and six months ended June 30, 2003, respectively, because the project management fee reported for 2003 contained a “design-build” development contract for a project in Chattanooga, Tennessee. This contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

Our Service Operations (HADC) operating result for the three months ended June 30, 2004 was a pretax loss of $26,000, as compared to a loss of $0.2 million in the three months ended June 30, 2003. For the six months ended June 30, 2004, the pretax loss was $59,000 as compared to $0.5 million for the six months ended June 30, 2003. This improvement of operating result is primarily due to significant restructuring of HADC. HADC is currently working on a number of third party fee for service projects that, when started, will continue to improve operating results which management believes will lead to profitability. Starting these projects depends on the clients achieving certain levels of approvals and funding for these projects. Therefore, HADC is not in control of the start dates for these projects and cannot project when the revenue form these projects will be realized.

General and Administrative Expense

General and administrative expenses, at the corporate level, increased by $91,000 and $174,000 for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The increase between the two years is mostly due to additional expenses associated with the growth of the Company. Management believes that there will be additional costs associated with compliance of Sarbanes-Oxley Section 404 and other corporate governance issues. Additionally, as the Company acquires additional properties, additional staff and/or other increases to general or administrative expenses may be required, therefore the Company expects its expense level for 2004 should be higher than the levels recorded in 2003.

Other Income and Expense

Interest expense increased by $1.1 million and $2.5 million for the three months and six months ended June 30, 2004 as compared to the three months and six months ended June 30, 2003, respectively. The interest expense increased because of increased debt as of June 30, 2004 as compared to June 30, 2003. The increased debt is a result of the Company’s acquisitions of 8 buildings since June 30, 2003. The Company utilizes a mix of fixed and variable-rate debt. As of June, 2004, the face-value balance of fixed rate debt was $85 million, secured variable swapped debt was $23 million and the balance of variable-rate debt was $4 million.

•	The Company assumed $52 million of debt as part of property acquisitions since June 30, 2003.

•	The balance on the lines of credit of $12 million as of June 30, 2004 was due to borrowings used to fund the acquisition of 2 buildings in the second quarter of 2004 and for working capital purposes.

•	In addition to these changes, the Company also placed a $4 million mortgages on one of its buildings in August of 2003.

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

Valuation of Receivables

The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. Currently, the Company has reserved $19,090 for doubtful accounts which management believes is adequate as of June 30, 2004.

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

Secured Credit Facilities:

The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	June 30, 2004
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.0-2.5%	$12,005,000
Working Capital Line of Credit Facility	4,000,000	October 2004	Prime	0

On October 15, 2003 the Company entered into a $10 million secured mezzanine credit facility with Huntington National Bank. The mezzanine facility would be secured by the guarantee of the Company and by a pledge of its interest in an affiliate single real estate asset entity owning an individual property. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. The interest on the facility ranges from 10-11% per annum. At June 30, 2004, there were no amounts outstanding under this facility.

Equity Securities:

The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to an additional $250 million of common and preferred shares of beneficial interest. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

Uses of Liquidity

Short-Term Uses:

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for fiscal 2004 as short-term needs that will be funded either from the $58 million available on the Company’s syndicated line of credit or the issuance of additional equity securities under the shelf registration statement on file with the SEC that permits the Company to sell up to an additional $250 million of common and preferred shares of beneficial interest.

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

Historical Cash Flows

Operating Activities

On June 30, 2004, the Company had $2.4 million of cash and cash equivalents. Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2004. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from Rental Operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $25.4 million for the six months ended June 30, 2004, primarily due to the acquisition of the five medical properties.

Financing Activities

Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2004. These proceeds were generated primarily from draws on the syndicated line of credit, net of $3.6 million of cash distributions to shareholders and minority interest.

Related Party and Other Transactions

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days prior notice of termination prior to the expiration of the then current term. The Company also pays this company $3,728 and $3,000 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively. Subsequent to the end of the quarter, the board of trustees approved a phased expansion of office space which will add space in increments. For the last 4 months of the year 2004, the rent will increase by $1,300 per month.

Off Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of June 30, 2004, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

		Payments due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$139,163	$4,342	$8,683	$33,294	$7,166	$15,037	$70,641
Line of credit	12,000	12,000	—	—	—	—	—
Operating Lease Obligations (2)	419	164	145	71	39	—	—
Other Contractual Obligations (3)	369	171	198	—	—	—	—

Total Contractual Obligations	$151,951	$16,677	$9,026	$33,365	$7,205	$15,037	$70,641

(1)	This item includes principal and interest.

(2)	This item includes leases for office space and equipment

(3)	This item includes agreements for human resources services, investor relations services as well as the overhead sharing agreement

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

As of June 30, 2004, total outstanding debt of the Company, including fair market value of debt, was approximately $124.5 million. The current outstanding debt balances relate to mortgages assumed through the property acquisitions and draws on line of credit facilities. Of this, approximately $112.4 million relates to assumed mortgages. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at June 30, 2004 of $4 million. The Company has a $70 million secured credit facility with a maturity date of September 2005. Borrowing availability under the amended facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility. Huntington National Bank of Columbus, Ohio is the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At June 30, 2004, the amount outstanding on the line of credit was $12,000,005. The Company also has a $4 million variable-rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime and a maturity date of October 1, 2004. There were no amounts outstanding at June 30, 2004. A one percentage point fluctuation in market interest rates would have had an impact of approximately $31,000 and $50,000 on net earnings in the three months and six months ended June 30, 2004, respectively.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The gain on the interest rate swap during the three months and six months ended June 30, 2004 were $267,437 and $213,182, respectively.

The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured piece of debt assumed with the acquisition of a medical office building in Vorhees, NJ. The fair value of the swap was an asset of $119,716 as of June 30, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financials reporting.

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

Form 8-K filed on March 4, 2004, to report as an “Item 7 and Item 12,” the issuance of press release

Form 8-K filed on May 5, 2004, to report as an “Item 7 and Item 12,” the issuance of press release

Form 8-K filed on August 3, 2004, to report as an “Item 7 and Item 12,” the issuance of press release

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST

Dated: August 9, 2004

/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson
Chief Financial Officer

/s/ Frederick L. Farrar

Frederick L. Farrar
President and Chief Operating Officer