Form 10-Q
period 2004-09-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2004-11-09
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     As of November 9, 2004, there were 11,610,292 shares of the Company’s common stock, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
REAL ESTATE INVESTMENTS:
Land and Land Improvements	$22,389,867	$17,191,625
Buildings and Tenant Improvements	237,430,174	141,027,244
Construction in Progress	10,736,707	463,071
Acquired Lease Intangibles	11,942,707	7,762,641

Gross Real Estate Investments	282,499,455	166,444,581
Accumulated Depreciation	(6,053,818)	(2,740,281)
Accumulated Lease Intangible Amortization	(2,383,833)	(1,135,887)

Accumulated Depreciation and Amortization	(8,437,651)	(3,876,168)
Net Real Estate Investments Held for Sale	4,945,359	—
NET REAL ESTATE INVESTMENTS	279,007,163	162,568,413
Cash and Cash Equivalents	17,267,519	17,386,791
Receivables on Construction and Consulting Contracts	241,342	400,970
Receivables from Tenants, Net of Allowance of $43,451 and $0	1,004,465	511,531
Straight-line Rent Receivable	2,376,464	1,356,520
Deferred Financing Fees, Net of Accumulated Amortization of $720,548 and $193,207	1,521,388	1,207,457
Escrow Deposits and Other Assets	9,407,945	4,460,831

TOTAL ASSETS	$310,826,286	$187,892,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Secured Debt	$178,162,521	$76,893,444
Billings in Excess of Revenues Earned	43,062	152,151
Accounts Payable and Accrued Expenses	4,520,901	2,213,317
Consulting and Construction Payables	15,334	106,096
Dividends Payable to Shareholders	—	1,252,176
Tenant Security Deposits and Prepaid Rents	3,496,601	742,252
Interest Rate Swaps	334,996	537,969

TOTAL LIABILITIES	186,573,415	81,897,405
Minority Interest	5,760,048	3,837,499
SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 11,448,292 and 9,946,710 Issued and Outstanding	114,483	99,467
Additional Paid In Capital	123,331,165	105,490,989
Accumulated Other Comprehensive Income	84,248	—
Distributions in Excess of Net Income	(5,037,073)	(3,432,847)

TOTAL SHAREHOLDERS’ EQUITY	118,492,823	102,157,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$310,826,286	$187,892,513

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
RENTAL OPERATIONS:
Rental revenues from Continuing Operations	$7,589,414	$4,191,200	$20,791,694	$9,130,393
Operating expenses:
Property taxes	625,759	240,297	1,653,415	396,830
Property operating expenses	1,487,003	607,791	4,174,149	1,168,904
Depreciation and amortization	1,658,160	1,041,332	4,640,882	2,175,570

Total operating expenses	3,770,922	1,889,420	10,468,446	3,741,304

Income from continuing rental operations	3,818,492	2,301,780	10,323,248	5,389,089

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	246,481	387,176	1,231,678	3,211,922
Expenses:
Cost of sales and project costs	159,004	312,346	992,311	2,782,922
General and administrative expenses	35,548	142,576	246,267	1,042,990

Gain/(Loss) from service operations	51,929	(67,746)	(6,900)	(613,990)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate operations	838,746	667,094	2,304,970	2,006,110

Operating income	3,031,675	1,566,940	8,011,378	2,768,989
OTHER INCOME (EXPENSES):
Interest income	6,992	562	21,466	23,398
Interest (expense)	(2,144,998)	(1,156,133)	(5,564,680)	(2,098,297)
Gain (loss) on interest rate swap	(10,209)	127,356	202,973	34,802
Other income (expense)	(33,778)	(21,061)	(89,237)	(78,841)

Total other income (expense)	(2,181,993)	(1,049,276)	(5,429,478)	(2,118,938)
Income before income taxes	849,682	517,664	2,581,900	650,051
Income tax benefit	—	—	22,229	109,069

Income from continuing operations before minority interest	849,682	517,664	2,604,129	759,120
Minority interest in income of common unit holders and other subsidiaries	(38,021)	(32,023)	(112,792)	(48,350)

Net Income from continuing operations	811,661	485,641	2,491,337	710,771
Net Income from discontinued operations, net of minority interest	97,662	69,273	281,630	87,135

Net income available for common shareholders	$909,323	$554,914	$2,772,967	$797,906

Net income from continuing operations per common share:
Basic and diluted	$0.08	$0.09	$0.25	$0.12
Net income from discontinued operations per common share:
Basic and diluted	0.01	0.01	0.03	0.02

Net income per common share:
Basic and diluted	$0.09	$0.10	$0.28	$0.14
Weighted average number of common shares outstanding - Basic	9,964,562	5,691,710	9,953,632	5,691,710
Weighted average number of common and dilutive potential common shares	10,331,923	6,051,543	10,313,387	6,052,907

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,772,967	$797,906
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	4,757,766	2,224,774
Rental income associated with above/(below) market leases	17,805	42,438
Deferred income tax benefit	(22,229)	(109,069)
Gain on interest rate swap	(202,973)	(34,802)
Amortization of deferred financing fees	530,053	100,377
Amortization of fair value of debt adjustment	(625,602)	(277,995)
Minority interest in earnings	122,927	53,863
Increase (decrease) in cash due to changes in:
Construction receivables/payables, net	68,876	(942,943)
Straight line rent receivable	(1,140,939)	(725,292)
Receivables from tenants	(490,450)	(487,600)
Revenue earned in excess of billings	(25,449)	1,265,368
Billings in excess of revenues earned	(111,638)	(239,425)
Accounts payable and accrued expenses	976,315	676,065
Other current assets	(762,240)	(1,043,681)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,865,189	1,299,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(869,390)	(340,944)
Deposits on potential acquisitions	(2,606,504)	(220,296)
Acquisition of real estate investments	(36,242,578)	(36,970,731)
Development of real estate investments	(7,648,716)	—
Acquisition of minority interest	—	(13,470)
Other deferred leasing costs	(37,804)	(99,545)
Other deferred costs and other assets	(1,496,864)	(26,700)

NET CASH USED IN INVESTING ACTIVITIES	(48,901,856)	(37,671,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(1,171,939)	(3,291,239)
Draws on line of credit	35,469,794	22,693,924
Pay downs on line of credit	(3,322,294)	—
Proceeds on mortgage debt	—	13,000,000
Cash distributions to shareholders	(5,629,370)	(2,219,769)
Cash distributions to minority interest	(244,451)	(140,981)
Deferred financing costs	(204,950)	(539,899)
Proceeds from issuance of common shares, net	18,020,605	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,917,395	29,502,036

NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,272)	(6,869,666)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,386,791	8,237,588

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,267,519	$1,367,922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,063,846	$1,852,476

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$77,476,401	$43,471,708

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER	DISTRIBUTIONS	TOTAL
			PAID-IN	COMPREHENSIVE	IN EXCESS OF	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	NET INCOME	EQUITY
Balances at December 31, 2003	9,946,710	$99,467	$105,490,989	$—	$(3,432,847)	$102,157,609
Comprehensive income:
Net income	—	—	—	—	2,772,967	2,772,967
Gain on interest rate swap	—	—	—	84,248	—	84,248

Comprehensive income available for common shareholders						2,857,215
Reallocation of minority interest	—	—	(181,101)	—	—	(181,101)
Issuance of common shares	1,500,000	15,000	18,177,000	—	—	18,192,000
Dividend Reinvestment	332	4	3,223	—	—	3,227
Conversion of units to common shares	1,250	12	15,675	—	—	15,687
Offering costs	—	—	(174,621)	—	—	(174,621)
Dividends	—	—	—	—	(4,377,193)	(4,377,193)

Balances at September 30, 2004	11,448,292	$114,483	$123,331,165	$84,248	$(5,037,073)	$118,492,823

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the balance sheet as of December 31, 2003. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financials statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

2. THE COMPANY

The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The rental operations are conducted through Windrose Medical Properties Limited Partnership (the “Operating Partnership”). The Company is the general partner of the Operating Partnership and owns approximately 97.0% of the Operating Partnership. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.

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

The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30:

	Three Months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic net income available for common shareholders	$909,323	$554,914	$2,772,967	$797,906
Minority interest in earnings of common unitholders	32,689	35,106	99,862	50,528

Diluted net income available for common shareholders	$942,012	$590,020	$2,872,829	$848,434

Weighted average number of common shares outstanding	9,964,562	5,691,710	9,953,632	5,691,710
Weighted average partnership units outstanding	358,583	359,833	358,583	361,197
Dilutive shares for stock based compensation plan	8,778	—	1,172	—

Weighted average number of common shares and dilutive potential	10,331,923	6,051,543	10,313,387	6,052,907

The outstanding limited partners’ units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the minority interests’ share of income is also added back to net income.

4. STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123, the Company’s net income and net income per share for the three months and nine months ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

		For the three months ended		For the nine months ended
		September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported		$909,323	$554,914	$2,772,967	$797,906
Deduct: Total stock based compensation expense determined under fair value method for all awards		(114,418)	(95,559)	(182,263)	(175,567)

Pro forma net income		$794,905	$459,355	$2,590,704	$622,339

Basic and diluted net income per share	As reported	$0.09	$0.10	$0.28	$0.14
	Pro forma	$0.08	$0.08	$0.26	$0.11

5. DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The loss on the interest rate swap during the three months ended September 30, 2004 was $10,209 and the gain during the nine months ended September 30, 2004 was $202,973.

The Company has one interest rate swap contract that meets the criteria of SFAS No. 133 to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $84,248 as of September 30, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

6. REAL ESTATE INVESTMENTS

On July 2, 2004, the Company completed the purchase of a $3.4 million medical office building in Atlanta, GA by assuming $2.6 million in debt with the balance being paid from a draw on the Company’s line of credit. Another medical office building with a value of $46 million, in Phoenix, Arizona, was purchased on September 20, 2004. This purchase included the assumption of $32.4 million in debt and the balance paid from a draw on the Company’s line of credit. As of September 30, 2004, the Company owned twenty-nine properties consisting of 1,288,821 rentable square feet which included four diagnostic centers, three ambulatory surgery centers and twenty-two medical office buildings.

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

The Company has classified operations of one building as discontinued operations at September 30, 2004. As a result, the Company classified net income from operations, net of minority interest, of $97,662 and $69,273 as net income from discontinued operations for the three months ended September 30, 2004 and 2003, respectively, and $281,630 and $87,135 as net income from discontinued operations for the nine months ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, the Company had one building classified as held-for-sale. There can be no assurance that the building held for sale will be sold. The following table illustrates the major classes of assets and operations affected by the building identified as held-for-sale at September 30, 2004:

	Three months ended September 30,		Nine months ended September 30
	2004	2003	2004	2003
Statement of Operations:
Revenues	$197,892	$176,871	$578,886	$243,455
Expenses:
Operating	64,641	57,970	170,237	89,278
Interest	—	12,324	—	12,324
Depreciation and Amortization	32,085	32,921	116,884	49,206

Operating Income	101,166	73,656	291,765	92,647
Minority Interest expense -operating and other income	3,504	4,383	10,135	5,512

Income from discontinued Operations	$97,662	$69,273	$281,630	$87,135

September 30, 2004
Balance Sheet:
Real estate investments, net	$4,945,359
Other Assets	199,227

Total Assets	$5,144,586

Accrued expenses	$58,982
Other Liabilities	71,277
Equity	5,014,327

Total Liabilities and Equity	$5,144,586

7. RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term. The Company also pays this company $5,031 and $3,000 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively. In the third quarter of 2004, the office space was expanded to meet the growth of the Company and improvements were completed. In consideration of the landlord funding the build-out, the lease term was extended to January 31, 2011. The rent increased from $3,728 per month to $5,031 per month in September 2004.

8. LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata shares of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At September 30, 2004, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

October 1, 2004 - December 31, 2004	$6,923,262
2005	26,452,286
2006	24,514,142
2007	22,051,692
2008	18,067,696
Thereafter	87,337,075

$185,346,153

9. CONCENTRATION OF CREDIT RISK

Five of the Company’s twenty-nine buildings are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s twenty-nine buildings. These four buildings have a cost basis of approximately $39.3 million and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care, health insurance, and workers’ compensation insurance.

On September 20, 2004, the Company acquired a Class A multi-tenant medical office building in Phoenix, Arizona for $46.0 million, which as of September 30, 2004 represents 16% of gross real estate investments. This four-story property, built in 1998, consists of 152,600 rentable square feet and is currently 99.7% occupied. The largest tenant, occupying 30.1% of the building, or 46,000 rentable square feet, is Biltmore Surgery Center, Inc., a wholly-owned subsidiary of IASIS Healthcare® Corporation, that operates Biltmore Surgical & Recovery Care Center. IASIS Healthcare owns and operates medium-size acute care hospitals in urban and suburban markets. Other significant tenants in the property include Biltmore Orthopedic Surgeons, L.L.C. (30,000 rentable square feet or 19.7% of the building) and The Orthopedic Clinic Association, P.C. (19,185 rentable square feet or 12.6% of the building). There are no significant lease expirations until late 2008 when the IASIS Healthcare and the Biltmore Orthopedic Surgeons leases expire.

10. LONG TERM DEBT

The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at September 30, 2004 was $30.6 million. The credit facility matures in September 2005.

The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed, for a term of one year, on October 1, 2004, and has a variable interest rate of prime minus 0.75%. The amount outstanding at September 30, 2004 was $1.5 million.

The Company has a $10 million secured mezzanine credit facility with Huntington National Bank. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. Borrowings under the mezzanine facility will be guaranteed by the Company and secured by a pledge of its interest in an affiliated single real estate asset entity owning an individual development property. The interest on the facility ranges from 10-11% per annum. There were no amounts outstanding at September 30, 2004.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. This project is being developed by the Company’s taxable REIT subsidiary to be owned by a subsidiary of the Company. This construction loan is guaranteed by the Company and secured by a deed of trust on the subject real estate and improvements. This loan requires payment of interest only, which is calculated using outstanding balance at Prime plus 1%, with principal due at maturity due in full in 24 months. There were no amounts outstanding as of September 30, 2004.

The following is a summary of the outstanding mortgage debt, excluding the lines of credit, as of September 30, 2004:

		Outstanding
		September 30, 2004
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $35,726, including interest at 7.62%, maturity date of September 30, 2011 (secured by Partell)		$5,284,569
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $29,267, including interest at 7.97%, maturity date of February 28, 2010 (secured by Park)		4,045,917
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $114,461, including interest at 8.24%, maturity date of July 1, 2010 (secured by Mt Vernon)		16,374,680
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $51,143, including interest at 7.52%, maturity date of February 1, 2011 (secured by Stone Oak)		7,641,170
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $23,074, including interest at 7.50%, maturity date of March 1, 2011 (secured by Tomball)		3,457,910
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $19,008, including interest at 7.57%, maturity date of February 1, 2011 (secured by Pearland)		2,832,062
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $10,447, including interest at 8.88%, maturity date of August 1, 2009 (secured by Winn Way)		1,414,190
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $46,429, including interest at 8.39%, maturity date of December 1, 2009 (secured by Gateway)		6,504,635
Variable rate secured debt, monthly payments are interest only based on interest of LIBOR + 1.6% (3.38% at September 30, 2004), Maturity date of August 2006 (secured by Rush Copley)		4,000,000
Fixed rate secured debt, monthly payments of $48,314, including interest at 5.00%, maturity date of April 1, 2008 (secured by 4475 Sierra)		8,833,292
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $37,232, including interest at 7.15%, maturity date of December 1, 2011 (secured by Sacramento)		5,693,118
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $82,678, including interest at 6.74%, maturity date of December 1, 2011 (secured by Elm Street)		9,723,454
Variable Swapped rate secured debt monthly payments of $135,936 including interest at 5.0%, maturity date of November 1, 2006 (secured by Cooper)		22,756,146
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $24,954, including interest at 7.70%, maturity date of November 1, 2009 (secured by Coral Springs)		3,648,869
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $33,071, including interest at 7.35%, maturity date of December 11, 2011 (secured by Ortholink East/West)		4,747,101
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $41,395, including interest at 7.25%, maturity date of December 1, 2011 (secured by Gwinnett I)		5,151,529
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $16,015, including interest at 6.11%, maturity date of January 1, 2013 (secured by Gwinnett II)		2,469,949
Fixed rate secured debt, including unamortized balance of debt premium, monthly payments of $188,185 including interest at 5.64%, maturity date of June 15, 2014 (secured by Biltmore)		31,436,431

	Total	$146,015,021

Included in the amounts shown as outstanding are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to the fixed-rate debt at the date of acquisition was based on market interest rates ranging from 6.0% to 6.9%. The current unamortized total of debt premiums on all loans as of September 30, 2004 is $4,027,704. The total unpaid principal as of September 30, 2004 was $141,987,317.

At September 30, 2004, scheduled amortization and maturities of indebtedness, including lines of credit, for the next five years and thereafter follows:

October - December 2004	$32,629,741
2005	2,127,872
2006	28,185,790
2007	2,023,544
2008	10,336,897
Thereafter	98,830,972

$174,134,817

11. SEGMENT REPORTING

The Company is engaged in two operating segments: the ownership and rental of specialty medical facilities (“Rental Operations”), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets.

The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months and nine months ended September 30, 2004 and 2003, and the assets for each of the reportable segments as of September 30, 2004 and December 31, 2003, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
REVENUES
Rental Operations:
Rental Income	$7,589,414	$4,191,200	$20,791,694	$9,130,393
Service Operations:
Development and Project
Management Fees	246,481	387,176	1,231,678	3,211,922

Consolidated Revenue from Continuing Operations	$7,835,895	$4,578,376	$22,023,372	$12,342,315
Discontinued Operations	$197,892	$176,871	$578,886	$243,455

Consolidated Revenue	$8,033,787	$4,755,247	$22,602,258	$12,585,770

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
FUNDS FROM OPERATIONS
Rental Operations	$5,609,903	$3,462,013	$15,372,779	$7,718,836
Service Operations	51,929	(67,746)	(6,900)	(613,990)

Total Segment FFO	5,661,832	3,394,267	15,365,879	7,104,846
Non Segment FFO:
Interest Income (Expense), net	(2,138,006)	(1,167,895)	(5,543,213)	(2,087,223)
General and Administrative Expenses	(838,746)	(667,094)	(2,304,970)	(2,006,110)
Other Expenses	(33,778)	(21,061)	(89,238)	(78,841)
Interest Rate Swap	(10,209)	127,356	202,973	34,802
Income Tax Benefit	—	—	22,229	109,069
Minority Interest in Net Income	(41,525)	(36,406)	(122,927)	(53,863)
Minority Interest Share of Depreciation and Amortization	(63,302)	(63,420)	(213,208)	(131,277)

Consolidated FFO	2,536,266	1,565,747	7,317,525	2,891,403
Depreciation and Amortization	(1,690,245)	(1,074,253)	(4,757,766)	(2,224,774)
Minority Interest Share of Depreciation and Amortization	63,302	63,420	213,208	131,277

Net Income Available for Common Shareholders	$909,323	$554,914	$2,772,967	$797,906

	September 30,	December 31,
	2004	2003
Assets
Rental Operations	$288,106,452	$167,515,439
Service Operations	859,648	1,112,039

Total Segment Assets	288,966,100	168,627,478
Non-Segment Assets	21,860,186	19,265,035

Consolidated Assets	$310,826,286	$187,892,513

12. SUBSEQUENT EVENTS

On October 1, 2004, the Company completed the purchase of a $4.34 million medical office building in Pearland, TX by assuming $1.95 million in debt with the balance being paid from a draw on the Company’s line of credit.

On October 1, 2004, the Company used proceeds from its recent public equity offering to pay down its lines of credit debt by $15.8 million.

On October 13, 2004, the underwriters of the Company’s recent public offering exercised the over-allotment option to purchase 162,000 additional shares of common stock at a net price to the Company of $12.128 per share. As a result, the Company received additional net proceeds of $1.96 million.

13. OTHER MATTERS

Reclassifications: Certain 2003 balances have been reclassified to conform to 2004 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Forward-looking Statements

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to Windrose Medical Properties Trust’s (the “Company”) in-house property management, engaging third party managers, growth of operating results, debt strategy, growth of occupancy rates, acquisition of medical properties, net income, third party fees for HADC’s service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, shelf registration statement, expansion of office space and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those generally understood to affect the financial results of companies in the real estate industry and other factors detailed from time to time in the Company’s press releases and filing with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

Business Overview

The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a REIT under the Internal Revenue Code. As of September 30, 2004, the Company owned twenty-nine properties consisting of 1,288,821 rentable square feet which included four diagnostic centers, three ambulatory surgery centers and twenty-two medical office buildings. The Company’s operating results are dependent on maintaining and improving the following key elements:

•	occupancy in the properties;

•	the desirability of the space;

•	steady tenant relationships; and

•	rental rates at each location.

The Company believes a meaningful in-house property management capability is important to each of these items. The services of in-house property management include leasing, construction, maintenance and other tenant related services. In addition, we expect to utilize third party managers in geographic locations where the rentable square footage owned does not justify self-management.

The Company’s strategy for growth of its operating results also includes selective development and acquisition of additional rental properties. In order to make these additional selective developments and/or acquisitions, the Company will utilize various criteria that includes, but are not limited to, location, tenant mix, market appeal, purchase price, property condition, market trend, and length of in-place leases.

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

The Company also conducts service operations through Hospital Affiliates Development Corporation (“HADC”), a wholly-owned taxable REIT subsidiary of the Operating Partnership. The net assets and operations of HADC acquired in connection with the Company’s initial public offering were designated as the predecessor (the Predecessor) for accounting purposes. Therefore, the Company maintained carry-over basis for the accounting of the purchase of these assets.

The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:

Occupancy Analysis

The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of September 30, 2004 and 2003 (square feet in thousands):

Total Rentable
Square Feet		Percent Occupied
Third Quarter		Third Quarter
2004	2003	2004	2003
1,289	721	95%	93%

As of September 30, 2003, the Company’s portfolio consisted of six (6) fully-occupied net lease properties and fourteen (14) multi-tenant medical office buildings. Since September 30, 2003, the Company increased the portfolio by adding nine (9) multi-tenant medical office buildings.

Lease Expiration and Renewals

The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of September 30, 2004. The table indicates rentable square footage and annualized net effective rents (based on September 2004 monthly rental revenue) under expiring leases:

					Percentage
		Square		Annualized Rental	of Annualized
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet	Leases	Expiring
fourth quarter 2004	17	36,570	2.84%	$943,463	2.86%
2005	41	104,387	8.10%	2,485,190	7.53%
2006	37	146,145	11.34%	3,463,021	10.50%
2007	35	167,970	13.03%	5,224,604	15.84%
2008	32	166,781	12.94%	5,662,766	17.17%
Thereafter	75	600,284	46.58%	15,204,730	46.10%

Total	237	1,222,137	94.83%	$32,983,774	100.00%

Acquisition and Development Activity

The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in medical practice specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near hospital campuses in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

On July 2, 2004, the Company completed the purchase of a $3.4 million medical office building in Atlanta, GA by assuming $2.6 million in debt with the balance being paid from a draw on the Company’s line of credit. Another building with a value of $46 million, in Phoenix, Arizona, was purchased on September 20, 2004. This purchase included the assumption of $32.4 million in debt and the balance paid from a draw on the Company’s line of credit. As of September 30, 2004, the Company owned 29 properties consisting of 1,288,821 rentable square feet which included four diagnostic centers, three ambulatory surgery centers and 22 medical office buildings.

In September 2004 the Company entered into an agreement in which the Company’s development subsidiary, HADC, will construct a $33.2 million surgical hospital, with an attached parking deck, on a 2.3 acre site in Houston, TX. The project will be self-developed by the Company in conjunction with financing provided by Huntington National Bank, the Company’s primary lender. In addition, a second project, an adjoining four-story medical office building and parking structure on a contiguous 2.3 acre parcel, is expected to commence later this year. The Company has purchased a 51%

interest in a joint venture partnership that owns the land on which the hospital is to be built, as its sole asset. The joint venture has been consolidated on the Company’s financial statements. The pre-development contracts for both Projects have been assigned to the Company while it completes the architectural drawings to determine a guaranteed maximum price with the contractor.

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

The following is a reconciliation between net income and FFO for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Income available to common shareholders	$909,323	$554,914	$2,772,967	$797,906
Add back (deduct):
Depreciation and Amortization	1,690,245	1,074,253	4,757,766	2,224,774
Minority interest share of depreciation & amortization	(63,302)	(63,420)	(213,208)	(131,277)

FUNDS FROM OPERATIONS	$2,536,266	$1,565,747	$7,317,525	$2,891,403

Results of Operations

Comparison of the Three months and Nine months Ended September 30, 2004 to the Three months and Nine months Ended September 30, 2003

Rental Operations from Continuing Operations

Rental Revenue

Rental revenue increased by $3.4 million and $11.7 million for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The increase in rental revenue is reflective of the property acquisitions completed since September 30, 2003. There was no material change in occupancy percentage with respect to rental revenue between properties held as of September 30, 2004 and 2003.

Property Operating Expenses and Real Estate Taxes

Property operating expenses increased by $0.9 million and $3.0 million for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The increase in rental expenses is primarily due to the acquisitions completed since September 30, 2003.

Real estate tax expense increased by $0.4 million and $1.3 million for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The increase in real estate tax expense is reflective of the acquisitions completed since September 30, 2003. There was no material change in the level of real estate tax expense between properties held as of September 30, 2004 and 2003.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million and $2.5 million for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The increase was primarily due to the acquisition of nine buildings since September 30, 2003. Depreciation and amortization associated with tenant improvements, capital expenditures, and lease commissions were not material in the first nine months of 2004.

Service Operations

Development and project management fees decreased significantly in the three months and nine months ended September 30, 2004 to $0.2 million and $1.2 million, respectively, compared to $0.4 million and $3.2 million in the three months and nine months ended September 30, 2003, respectively, because the project management fees reported for 2003 contained a “design-build” development contract for a project in Chattanooga, Tennessee. This contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the changes in revenues are offset by corresponding changes in costs of sales and project costs.

Service Operations, which are conducted by HADC, operating results for the three months ended September 30, 2004 was a pretax gain of $51,929, as compared to a loss of $68,746 in the three months ended September 30, 2003. For the nine months ended September 30, 2004, the pretax loss was $6,900 as compared to $0.6 million for the nine months ended September 30, 2003. This improvement of operating result is primarily due to significant restructuring of HADC. HADC is managing a development project to be owned by the Company. This effort will limit the amount of third party fee-for-service projects for HADC. A significant portion of HADC’s costs for properties developed for and to be owned by the Company will be capitalized. Third party project development fees depend on the clients achieving certain levels of approvals and funding. Therefore, HADC is not in control of the start dates for these projects and cannot project when the revenue from these projects will be realized.

General and Administrative Expense

General and administrative expenses, at the corporate level, increased by $171,652 and $298,860 for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The increase between the two years is mostly due to additional expenses associated with the growth of the Company, and additional costs associated with compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties, additional staff and/or other increases to general or administrative expenses may be required. The Company expects its expense level for 2004 to be higher than the levels recorded in 2003.

Other Income and Expense

Interest expense increased by $1.0 million and $3.5 million for the three months and nine months ended September 30, 2004 as compared to the three months and nine months ended September 30, 2003, respectively. The interest expense increased because of increased debt outstanding during the nine month period ended September 30, 2004 as compared to the nine month period ended September 30, 2003. The increased debt is a result of the Company’s acquisition of nine buildings since September 30, 2003. The Company utilizes a mix of fixed and variable-rate debt. As of September, 2004, the face-value balance of fixed rate debt was $115 million, secured variable swapped debt was $23 million and the balance of variable-rate debt was $4 million.

•	The Company assumed $86.7 million of debt as part of property acquisitions since September 30, 2003.

•	The balance on the lines of credit of $32.0 million as of September 30, 2004 was due to borrowings used to fund the acquisition of four buildings in the second and third quarter of 2004 and for working capital purposes.

Discontinued Operations

The Company has decided that Morningside Plaza, in Port St. Lucie, FL (“Morningside”), no longer fits the Company’s medical portfolio parameters, and as a result, this property is now classified as “held-for-sale.” The operations of Morningside are therefore reported as discontinued operations at September 30, 2004. As a result, the Company classified net income from operations, net of minority interest, of $97,662 and $69,273 as net income from discontinued operations for the three months ended September 30, 2004 and 2003, respectively, and $281,630 and $87,135 as discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. A contract for sale has been executed and the potential buyer is inspecting the property pursuant to its due diligence.

Critical Accounting Policies

Impairment of Real Estate Assets

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and may not ultimately be achieved.

Acquisitions of Real Estate Assets

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”), the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

Valuation of Receivables

The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. Currently, the Company has reserved $43,451 for doubtful accounts which management believes is adequate as of September 30, 2004.

Revenue and Cost Recognition

Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company’s estimated contract percentage completion and as a result could have a material impact on the Company’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts. Costs clearly associated with the development, and construction of Company owned real estate projects are capitalized as a cost of that project.

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

Secured Credit Facilities:

The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	September 30, 2004
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.0-2.5%	$30,647,500
Working Capital Line of Credit Facility	4,000,000	October 2005	Prime - 0.75%	1,500,000

The Company has a $10 million secured mezzanine credit facility with Huntington National Bank. The Company intends to draw down on this facility for self-developed construction projects and acquisitions. The line is available for draws over a 24-month period with each draw having a two-year term. Borrowings under the mezzanine facility will be guaranteed by the Company and secured by a pledge of its interest in an affiliated single real estate asset entity owning an individual development property. The interest on the facility ranges from 10-11% per annum. There were no amounts outstanding under this facility at September 30, 2004.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. This project is being developed by the Company’s taxable REIT subsidiary to be owned by a subsidiary of the Company. This construction loan is guaranteed by the Company and secured by a deed of trust on the subject real estate and improvements. This loan requires payment of interest only, which is calculated using outstanding balance at Prime plus 1%, with principal due at maturity due in full in 24 months. There were no amounts outstanding under this facility as of September 30, 2004.

Equity Securities:

In September 2004, the Company issued 1,500,000 common shares at $12.80 per share raising approximately $18 million in net proceeds after underwriting discounts and other offering expenses. The proceeds were used to pay down the Company’s existing indebtedness. On October 13, 2004, the underwriters exercised the over-allotment option to purchase 162,000 additional shares of common stock at the public offering price of $12.80. As a result, the Company received additional net proceeds of $1.96 million.

The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $19.2 million have been issued. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt upon maturity.

Uses of Liquidity

Short-Term Uses:

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for fiscal 2004 as short-term needs that will be funded either from the $39.4 million available on the Company’s syndicated line of credit or the issuance of additional equity securities.

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

Historical Cash Flows

Operating Activities

On September 30, 2004, the Company had $17.3 million of cash and cash equivalents. Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2004. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $48.9 million for the nine months ended September 30, 2004, primarily due to the acquisition of the seven medical properties and the commencement of a development project by HADC.

Financing Activities

Net cash provided by financing activities was $42.9 million for the nine months ended September 30, 2004. These proceeds were generated primarily from draws on the syndicated line of credit and the Company’s September 2004 equity offering.

Related Party and Other Transactions

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term. The Company also pays this company $5,031 and $3,000 per month for the lease of the office space where the Company’s accounting functions are performed and for human resources and employee search services, respectively. In the third quarter of 2004, the office space was expanded to meet the growth of the Company and improvements were completed. In consideration of the landlord funding the build-out, the lease term was extended to January 31, 2011. The rent increased from $3,728 per month to $5,031 per month in September 2004.

Off Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of September 30, 2004, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

		Payments due by Period
		October to
Contractual Obligations	Total	December 2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$211,049	$2,812	$11,247	$36,586	$9,616	$17,522	$133,266
Line of credit	32,148	32,148	—	—	—	—	—
Operating Lease Obligations (2)	775	109	253	178	143	92	—
Other Contractual Obligations (3)	311	113	198	—	—	—	—

Total Contractual Obligations	$244,283	$35,182	$11,698	$36,764	$9,759	$17,614	$133,266

(1)	This item includes principal and interest.

(2)	This item includes leases for land, office space and equipment

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

As of September 30, 2004, total outstanding debt of the Company, including fair market value of debt, was approximately $178.2 million. The current outstanding debt balances relate to mortgages assumed through the property acquisitions and draws on line of credit facilities. Of this, approximately $142 million relates to assumed mortgages. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at September 30, 2004 of $4 million. The Company has a $70 million secured credit facility with a maturity date of September 2005. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility. Huntington National Bank of Columbus, Ohio is the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. At September 30, 2004, the amount outstanding on the line of credit was $30.6 million. The Company also has a $4 million variable-rate line of credit with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. The mortgage has a variable interest rate of prime minus 0.75% and a maturity date of October 1, 2005. At September 30, 2004, the amount outstanding on the line of credit was $1.5 million. A one percentage point fluctuation in market interest rates would have had an impact of approximately $59,000 and $109,000 on net earnings in the three months and nine months ended September 30, 2004, respectively.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. The loss on the interest rate swap during the three months ended September 30, 2004 was $10,209 and the gain during the nine months ended September 30, 2004 was $202,973, respectively.

In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured piece of debt assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $84,248 as of September 30, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINDROSE MEDICAL PROPERTIES TRUST

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.01	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.03	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: November 9, 2004

/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson
Chief Financial Officer

/s/ Frederick L. Farrar

Frederick L. Farrar
President and Chief Operating Officer