Form 10-K
period 2004-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-03-14
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-31375

WINDROSE MEDICAL PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	35-216691 (I.R.S. Employer Identification No.)

3502 WOODVIEW TRACE, SUITE 110, INDIANAPOLIS, IN	46268
(Address of principal executive offices)	(Zip Code)

(317) 860-8180
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value of $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) or the Act:

Title of Each Class:

None:

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes: ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☑ No ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant: $105,550,710 as of June 30, 2004 and $163,925,175 as of February 28, 2005.

As of February 28, 2005, there were 11,642,413 common shares outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2004, and to be delivered to stockholders in connection with the 2005 Annual Meeting of Shareholders to be held on April 26, 2005, are incorporated by reference into Part III.

WINDROSE MEDICAL PROPERTIES TRUST
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004
INDEX

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain information and statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” expect,” “should,” “anticipate,” “target,” “goal,” “continue,” “project,” “intend,” “plan,” “believe,” “seek”, “estimate” or similar terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward,-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report in Item 7 under the section entitled “Risk Factors” and elsewhere, and in other reports Windrose Medical Properties Trust files with the Securities and Exchange Commission (“SEC”) from time to time. Windrose Medical Properties undertakes no obligation to revise or update publicly any forward looking statement for any reason.

PART I

ITEM 1. BUSINESS

OVERVIEW

Windrose Medical Properties Trust (the “Company”) is a self administered and self-managed real estate company, operating as a real estate investment trust (“REIT”) for federal income tax purposes. The Company invests in specialty medical properties and selectively owns, acquires, develops and manages medical facilities. The types of specialty medical properties in which the Company seeks to invest include (but are not limited to):

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

The Company completed its initial public offering (“IPO”) of its common shares in August 2002, and acquired seven specialty medical properties for approximately $62.6 million. Since then, the Company has acquired 32 additional other specialty health-care related buildings for purchase prices aggregating approximately $225 million. As of December 31, 2004, the Company’s net real estate investments were approximately $302.5 million, including construction-in-progress of approximately $16.5 million, and its portfolio consisted of thirty-one (31) multi-tenant medical office buildings, four (4) outpatient treatment and diagnostic centers and four (4) physician group practice clinics/ambulatory surgery centers.

The Company was organized in March 2002 as a Maryland real estate investment trust with perpetual existence. The Company’s corporate offices are located at 3502 Woodview Trace, Suite 110, Indianapolis, Indiana 46268. Our telephone number is (317) 860-8180. The Company’s website address is http://www.windrosempt.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as the definitive proxy statement and Section 16 reports on Form 3, 4 and 5. These reports are accessible under the “Investor Center” caption of the Company’s website and are available as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on or connected to the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into this or any other filings we make with the Securities and Exchange Commission.

The Operating Partnership

Windrose Medical Properties, L.P., the Company’s operating partnership, is a limited partnership organized in May 2002 under the Virginia Revised Uniform Limited Partnership Act. The Company owns its properties and conducts its business through the operating partnership. The Company serves as the sole general partner of, and owned as of December 31, 2004 an approximate 97.1% interest in the operating partnership.

Hospital Affiliates Development Corporation

The Company’s taxable REIT subsidiary, Hospital Affiliates Development Corporation (“HADC”), was incorporated in 1989 as an Indiana corporation. Its predecessor was incorporated in 1976. HADC conducts business throughout the United States and, to a lesser extent, internationally. HADC’s primary objective is the development of specialty medical properties for the Company to own, but HADC also provides these services for third-parties. HADC develops and constructs new “build-to-suit” or multi-tenant facilities. HADC expects to earn fees from third parties by providing services such as property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management. Neither the Company nor its operating partnership can undertake material amounts of third-party development and construction activities directly under applicable REIT tax rules. HADC pays income taxes at regular corporate rates on its taxable income.

SEGMENTS

The Company is engaged in two operating segments. One Segment relates to the Company’s ownership and rental of specialty medical facilities. The other segment relates to the Company’s provision, through HADC, of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities. The revenues generated by each segment, from external customers, from August 16, 2002 through December 31, 2004 and their predecessor for the period prior to August 16, 2002 is included in the Company’s audited financial statements included in this report in Item 8, “Financial Statements and Supplementary Data.”

RECENT DEVELOPMENTS

The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in medical practice specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near strategic hospital campuses that are in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

On January 28, 2004, the Company completed the purchase of a $32.0 million medical office building in Voorhees, NJ by assuming $23.1 million of mortgage debt on the property with the balance of the purchase paid from proceeds from the Company’s

December 2003 public offering. The Company also completed the purchase of a $7.0 million medical office building in Lewisville, TX on January 28, 2004, using proceeds from the December 2003 offering.

On January 30, 2004, the Company completed the purchase of the $7.5 million medical office building in Coral Springs, FL, by assuming $3.4 million of mortgage debt on the property with the balance of the purchase paid from the Company’s line of credit facility.

On June 22, 2004, the Company completed the purchase of a $6.6 million medical office building in Atlanta, GA by assuming $4.7 million in debt with the balance paid from the Company’s line of credit facility. Another medical office building with a value of $7.4 million, also in Atlanta was purchased from the same seller on June 25, 2004. This purchase included the assumption of $5.1 million in debt and the balance was paid from on the Company’s line of credit facility. A third and final property of the seller was purchased on July 2, 2004 for $3.4 million, which included assumption of debt of $2.6 million with the balance paid from the Company’s line of credit.

On September 7, 2004 the Company entered into an agreement in which the Company through its development subsidiary, HADC, will construct a surgical hospital, with an attached parking deck, on a 2.3 acre site in Houston, TX with a total development budget of $33.2 million. Scheduled for completion in late 2005, the project will be self-developed by the Company with financing provided by Huntington National Bank, the Company’s primary lender. The Company has purchased a 51% interest in a joint venture, which owns the land with a book value of $3.8 million, on which the hospital is to be built, as its sole asset and the joint venture has been consolidated in the Company’s financial statements. A second project is an adjoining four-story medical office building and parking structure on a contiguous 2.3 acre parcel with a total development budget of $23.7 million, which is expected to be completed late in 2005. The land on which the medical office building is to be built is owned by one of the Company’s subsidiaries. The pre-development contracts have been assigned to the Company while it completes the design and manages the development.

On September 20, 2004, the Company completed the purchase of a $46.0 million medical office building in Phoenix, Arizona. This purchase included the assumption of $32.4 million in debt with the balance paid from the Company’s line of credit facility.

On October 1, 2004, the Company completed the purchase of a $4.4 million medical office building in Pearland, TX by assuming $2.0 million in debt with the balance paid the Company’s line of credit facility.

On November 17, 2004, the Company completed the purchase of a property that consists of nine medical office buildings in Durham, NC for $14.6 million by assuming $8.3 million in debt with the balance paid the Company’s line of credit facility.

On February 2, 2005 the Company completed the sale of its Port St. Lucie, FL property for $6.7 million. The Company classified this property as “held for sale” in the third quarter of 2004 because it had transitioned to a general purpose asset and was no longer consistent with the Company’s medical portfolio parameters.

COMPETITIVE STRENGTHS

The Company believes that it distinguishes itself from other owners, operators and developers of medical real estate properties in multiple ways, including the following:

•	Unique focus on specialty medical properties providing outpatient services. The Company is a public real estate company focusing on the ownership, development and management of specialty medical properties, particularly those offering outpatient care. The Company believes that recent trends in the healthcare industry have led medical service providers to provide an increasing amount of their services through this type of property. The Company believes that through this focus, it can achieve a unique and attractive profile for cash flow growth and increased portfolio value.

•	Experienced management team. The Company has a deep and seasoned senior management team, which is experienced in developing, acquiring, operating, managing and financing specialty medical properties. The Company’s management team has an in-depth understanding of the rapid changes in the healthcare industry and the ability to execute the Company’s opportunistic strategy.

•	Broad network of relationships with healthcare providers. Through the reputation and experience of the Company’s management, the Company has developed a broad network of relationships with healthcare providers. The Company’s senior management has a 28-year history of successfully providing planning, consulting, development and management services to healthcare providers located throughout the United States and in 14 foreign countries. The Company believes that it is among a limited number of companies that have the experience and knowledge to satisfy the complex real estate needs and demands of medical services providers, particularly during periods of rapid change.

•	Broad range of services. The Company is uniquely positioned to provide the capital that medical services providers need to expand their practices, while at the same time offering the professional management, design and implementation services that their practices require on an ongoing basis. As medical services providers divest themselves of real estate in favor of sale/leaseback arrangements, the Company has the capability to purchase the real estate and subsequently provide the services typically required by lessees.

•	Strong development capabilities. HADC has been providing facility, design, development, finance and management services to healthcare systems, physical groups and third-party medical property owners for over 29 years. Since its inception, HADC has completed over 600 projects totaling in excess of $1.7 billion of construction costs. While HADC expects to receive fees from third parties, HADC’s primary strategy is to develop properties for ownership by the Company.

BUSINESS STRATEGY

The Company’s primary business objectives are to prudently maximize distributable cash flow and to enhance the value of its portfolio in order to maximize total return to its shareholders. The Company’s strategy is to capitalize on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing specialty medical properties that meet its investment criteria. In general, the Company will acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company will focus on medical properties providing specialty medical services, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.

External Growth Strategy

The Company seeks to achieve its business objectives externally through:

•	Acquiring or developing assets in areas with attractive growth characteristics. The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near strategic hospital campuses, in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

•	Providing services through HADC. To better serve the need of the Company’s tenants, through HADC, will develop and construct new “build-to-suit” and multi-tenant facilities when an acceptable level of pre-construction leasing is achieved. While the primary objective of HADC will be the development of quality specialty medical properties for the Company’s ownership, HADC will also provide a select amount of these services for third parties, especially those that are expected to be a source of long-term relationships and assets. HADC expects to earn fees from third parties by providing services such as property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management.

Internal Growth Strategy

The Company seeks to achieve its business objectives internally through:

•	Entering into long-term leases with annual contractual rent increases. The Company expects to generate internal growth in cash flow through leases that contain provisions for fixed contractual rental increases or increases that are tied to indices such as the Consumer Price Index.

•	Use of net-lease structures. The Company seeks to enter long-term leases primarily under net lease structures, where the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases based on stated percentage increases or increases in the Consumer Price Index. The Company believes that long-term leases, coupled with a tenant’s responsibility for property expenses, will produce a more predictable income stream, while continuing to offer the potential for growth in rental income.

•	Replacing tenants quickly at the best available market terms and lowest possible leasing costs. The Company seeks to lease space in a timely manner at the most favorable rates it can attract, while also reducing leasing costs. The Company believes that through its focus on quality properties in desirable locations, coupled with its relationships with medical services providers, it can further minimize vacancies in its properties and lease space at the best available market terms.

•	Proactive property management to maximize tenant retention. In order to achieve greater awareness and responsiveness to tenant needs, the Company either directly manages its properties or provides property management through qualified and experienced third parties. The Company believes that this emphasis on tenant needs will lead to enhanced tenant satisfaction and retention. The Company recognizes that the renewal of existing tenant leases, as opposed to tenant replacement, often provides the best operating results by minimizing transaction costs and avoiding interruptions in rental income during periods of vacancy.

FINANCING STRATEGY

The Company plans to build its capital structure with a balanced approach that remains conservative and maximizes flexibility. This plan provides that the Company will seek to:

•	Borrow at fixed rates or on instruments that can take on the characteristics of fixed-rate debt (including the use of interest rate swaps);

•	Have as its goal conservative debt service ratios. The Company’s current debt service covenant in its line of credit facility requires the Company to maintain at least a 1.8 coverage;

•	Balance debt in a fashion that enhances the Company’s ability to access capital markets;

•	Appropriately use its line of credit facility to finance acquisitions in concert with other debt instruments; and

•	Selectively access capital in efficient ways so as to deploy the funds rapidly to income producing assets or new development.

COMPETITION

The Company competes for development opportunities and opportunities to purchase medical properties with, among others, private investors, healthcare providers, (including physicians), healthcare-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than the Company has and may have better relationships with lenders and sellers. Increased competition for medical properties from competitors, including other REITs, may adversely affect the Company’s ability to acquire specialty medical properties and the price the Company pays for properties. The Company’s properties will face competition from other nearby facilities that provide services comparable to those offered at the Company’s facilities. Some of those facilities are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to the Company’s facilities. In addition, competing healthcare facilities located in the areas served by the Company’s facilities may provide health services that are not available at the Company’s facilities.

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

CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to all of the Company’s trustees, officers and employees and has posted such Code of Ethics on its website at http://www.windrosempt.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, chief accounting officer or controller by posting such information on its internet website.

The Company’s Corporate Governance Guidelines, Code of Ethics, Code of Conduct and the charters of the Audit, Compensation and Nominating & Governance Committees are available on the Company’s website, and are available in print, without charge, to any shareholder upon request by writing to Windrose Medical Properties Trust, 3502 Woodview Trace, Suite 110, Indianapolis, Indiana 46268, attention Investor Relations.

All references to the “Company” in this Report on Form 10-K include the Company and those entities owned or controlled by the Company, unless the context indicates otherwise. The Company’s headquarters and executive offices are located in Indianapolis, Indiana. In addition, the Company and its taxable REIT subsidiary Hospital Affiliates Development Corporation (“HADC”) have an office in Nashville, Tennessee. As of December 31, 2004, the Company had 45 employees.

ITEM 2. PROPERTIES

At December 31, 2004 the Company owned the following thirty-nine medical buildings:

			Total Rentable	Occupancy
Property	Type	Location	Square Feet	Rate
310 Building	Medical Office	Nashville, TN	48,360	90.78%
	Building
Biltmore Medical Mall	Medical Office	Phoenix, AZ	152,600	99.71%
	Building
Central Medical Park (9 Buildings)	Medical Office	Durham, NC	120,930	93.74%
	Building
Coral Springs Surgical Center	Medical Office	Coral Springs, FL	43,728	95.43%
	Building
Cooper Voorhees Medical Mall	Medical Office	Voorhees, NJ	116,451	92.00%
	Building
Elm Street Professional Plaza	Medical Office	Reno, NV	66,606	100.00%
	Building
Gateway East Medical Office Buildings (3 Buildings)	Medical Office	El Paso, TX	69,927	90.16%
	Building
Methodist Medical Building	Medical Office	Sacramento, CA	46,440	100.00%
	Building
Morningside Professional Plaza(1)	Medical Office	Port St. Lucie, FL	44,515	96.02%
	Building
Mount Vernon Medical Center	Medical Office	Atlanta, GA	85,121	84.73%
	Building
OrthoLink — East/West Medical Center	Ambulatory Surgery Center/	Austell, GA	41,402	100.00%
	Physician Group Clinic
OrthoLink — Gwinnett Center for Specialty Medicine I	Ambulatory Surgery Center/	Lawrenceville, GA	41,161	100.00%
	Physician Group Clinic
OrthoLink — Gwinnett Center for Specialty Medicine II	Medical Office	Lawrenceville, GA	18,462	100.00%
	Building
Park Medical Center	Medical Office	Charlotte, NC	34,000	93.64%
	Building
Partell Medical Center	Medical Office	Las Vegas, NV	32,118	79.53%
	Building
Rush Copley Medical Office Building	Medical Office	Aurora, IL	31,244	100.00%
	Building
Sierra Health Services (4 Buildings)	Outpatient Treatment and	Las Vegas, NV	160,855	100.00%
	Diagnostic Facility
Stone Oak Physicians Plaza (2 Buildings)	Medical Office	San Antonio, TX	65,652	100.00%
	Building
Tomball Professional Atrium Building	Medical Office	Tomball, TX	53,617	74.69%
	Building
Trinity West Medical Plaza	Medical Office	Lewisville, TX	40,686	100.00%
	Building
Urology Center of Florida	Ambulatory Surgery Center/	Ocala, FL	19,561	100.00%
	Physician Group Clinic
Urology Center of the South	Ambulatory Surgery Center/	Germantown, TN	33,777	100.00%
	Physician Group Clinic
West Pearland Professional Center I	Medical Office	Pearland, TX	20,800	100.00%
	Building
West Pearland Professional Center II	Medical Office	Pearland, TX	19,126	100.00%
	Building
Winn Way	Medical Office	Decatur, GA	21,737	96.39%
	Building

TOTAL PORTFOLIO			1,428,876	95.20%

(1)	Morningside was sold on February 2, 2005

ITEM 3. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened litigation that, if resolved against the Company, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 16, 2002, the Company’s common shares became listed and initiated trading on the New York Stock Exchange. Our common shares are listed in the New York Stock Exchange under the symbol “WRS”. As of February 9, 2005, there were 8,254 shareholders of record. The following table sets forth the closing high and low sales prices of our common shares for the periods indicated and the dividend declared per share during each such period:

Quarter Ended	High	Low	Dividend

December 31, 2004	$14.65	$12.98	$0.225
September 30, 2004	13.32	10.96	0.220
June 30, 2004	12.57	10.45	0.220
March 31, 2004	12.87	12.25	0.220
December 31, 2003	13.20	11.70	0.220
September 30, 2003	11.75	10.32	0.220
June 30, 2003	10.94	9.01	0.130
March 31, 2003	11.12	9.32	0.130

To maintain its status as a REIT for federal income tax purposes, the Company is required to distribute substantially all of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, the Company intends to declare regular quarterly dividends.

Distributions will be authorized by the Board of Trustees and declared by the Company based upon a number of factors, including the amount of funds from operations, the Company’s financial condition, debt service requirements, capital expenditure requirements for the Company’s properties, the Company’s taxable income, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors the Company’s trustees deem relevant. The Company’s ability to make distributions to its shareholders depends on its receipt of distributions from its operating partnership and lease payments from the lessees of its properties.

On February 16, 2005, the Company declared a quarterly dividend of $0.225 per share payable on March 15, 2005, to common shareholders of record on February 28, 2005. Following is a summary of the taxable nature of the Company’s dividends for the year ended December 31, 2004:

Percent taxable as ordinary income	48.4%
Percent non-taxable as return of capital	51.6%

100.0%

The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles. In addition, the Company cannot provide any assurance as to the amount or timing of future distributions.

During 2004, the Company issued 10,458 common shares upon the redemption of limited partnership units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interests in entities that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act. In addition, the Company awarded 18,300 restricted common shares and options to purchase 129,000 common shares under the Windrose Medical Properties Trust 2002 Stock Incentive Plan pursuant to exemptions from registration provided in Section 4(2) of the Securities Act of 1933. The restricted common shares granted to board members vest on the first anniversary on the grant date and restricted common shares granted to employees vest over 3 years (1/3 on each anniversary) , and the options to purchase common shares were issued at an exercise price of $12.

All options to employees vest at the rate of 20% per year commencing on the grant date except for options to purchase 28,534 and 6,534 common shares issued to Messrs. Klipsch and Farrar, respectively, on August 16, 2002, 50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 21,466 common shares issued to both Messrs. Klipsch and Farrar on August 16, 2002, 8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years. Also excluded for the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 5, 2003 of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 1, 2004 of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date.

The information required by Item 201(d) of Regulation S-K is included under Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

The Company is engaged in two operating segments: the ownership and rental of specialty medical facilities “Rental Operations”, and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). The Company’s Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.

The following sets forth selected consolidated financial and operating information on a historical basis for the Company from August 16, 2002 through December 31, 2004 and its predecessor for the period prior to August 16, 2002. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (in thousands, except per share amounts):

	YEAR	YEAR	8/16/2002	1/1/2002
	ENDED	ENDED	THROUGH	THROUGH
	DECEMBER 31,	DECEMBER 31,	12/31/2002	8/15/2002	2002
	2004	2003	(Company)	(Predecessor)	(Combined)
Results of Operations:
Revenues:
Rental operations	$30,074	$13,653	$2,274	$—	$2,274
Service operations (HADC)	1,849	3,661	7,559	4,145	11,704
Total revenues	31,923	17,690	9,833	4,145	13,978
Net income (loss)	$4,053	$1,248	$43	$(1,015)	$(972)

Per Share Data:
Net Income per common share (basic and diluted):
Continuing operations	$0.35	$0.19	$0.01	$—	$—
Discontinued operations	$0.04	$0.02	$—	$—	$—
Weighted average common shares outstanding	10,370	5,808	5,692	—	—
Weighted average common and dilutive potential common shares	10,740	6,169	6,054	—	—
Cash dividends declared	$0.885	$0.70	$0.13	$—	$—

Balance Sheet Data (at December 31):
Total assets	$324,330	$187,893	$75,265	$—	$75,265
Total debt	$187,134	$76,893	$9,664	$—	$9,664
Total liabilities (including minority interest)	$204,924	$85,735	$17,888	$—	$17,888
Total shareholders’/owners equity	$119,406	$102,158	$57,377	$—	$57,377
Total common shares outstanding	11,639	9,947	5,692	—	5,692

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 1, “Business,” “Item 6,” Selected Operating and Financial Data” and Item 8, “Financial Statements and Supplementary Data” of this Report. This discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates which have an impact on our financial condition and results of operations, you should read this entire Report.

Forward-looking Statements

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” foresee,” “may,” “might,” “will,” “intend,” “could,” would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to Windrose Medical Properties Trust’s (the “Company”) in-house property management, engaging third party managers, growth of operating results, growth of cash flow, value of portfolio, dividends, capital improvements, debt strategy, growth of occupancy rates, acquisition and development of medical properties, net income, third party fees for HADC’s service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, shelf registration statement and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in our business, other risk factors described in “-Risk Factors” below and other factors detailed from time to time in the company’s press releases and filing with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

Business Overview

The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a REIT under the Internal Revenue Code. As of December 31, 2004, the Company owned thirty-nine buildings consisting of 1,428,876 rentable square feet which included four (4) outpatient treatment diagnostic centers, four (4) ambulatory surgery centers/physician group practice clinics and thirty-one (31) medical office buildings in 23 cities and 10 states. The Company’s operating results are dependent on maintaining and improving the following key elements:

•	occupancy in the properties;

•	acquiring additional quality properties;

•	the desirability of the space

•	steady tenant relationships; and

•	rental rates at each location

The Company believes a meaningful in-house property management capability is important to each of these items. The services of in-house property management include leasing, construction, maintenance and other tenant related services. In addition, we expect to utilize third party managers in geographic locations where the rentable square footage owned does not justify self-management.

The Company has significantly increased the size of its real estate portfolio and its rental operations throughout 2004 through the acquisition of the following properties:

			Rentable
		Acquisition	Square
Property	Building Type	Date	Feet
Cooper Voorhees Medical Mall	Medical Office Building	1/28/2004	116,451
Trinity West Medical Plaza	Medical Office Building	1/28/2004	40,686
Coral Springs Surgical Center	Medical Office Building	1/30/2004	43,728
OrthoLink — East/West Medical Center	Ambulatory Surgery Center	6/22/2004	41,402
OrthoLink — Gwinnett Center for Specialty Medicine I	Ambulatory Surgery Center	6/25/2004	41,161
OrthoLink — Gwinnett Center for Specialty Medicine II	Medical Office Building	7/2/2004	18,462
Biltmore Medical Mall	Medical Office Building	9/20/2004	152,600
West Pearland Professional Center II	Medical Office Building	10/1/2004	19,126
Central Medical Park (9 Buildings)	Medical Office Building	11/17/2004	120,930

Total			594,546

The Company’s strategy for growth of its operating results also includes selective development and acquisition of additional rental properties. In order to make these additional selective developments and/or acquisitions, the Company will utilize various criteria that include, but are not limited to, location, tenant mix, market appeal, purchase price, property condition, market trend, and length of in-place leases.

Cost of debt and the ratio of debt to equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to lock in low fixed-rate interest debt. Use of variable-rate debt at low interest rates is also part of the Company’s strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable-rate debt (other than variable rate debt which has effectively been fixed by utilizing an interest rate swap) to the amount outstanding on its secured line of credit facility from time to time plus $10 million. Debt amortization and maturities are also important considerations in the Company’s use of debt.

The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities (“service operations”) through Hospital Affiliates Development Corporation “HADC”, a wholly-owned taxable REIT subsidiary of the operating partnership. The net assets and operations of the service operations acquired in connection with the Company’s initial public offering were designated as the predecessor (the “Predecessor”) for accounting purposes. Therefore, the Company maintained carry-over basis for the accounting of the purchase of these assets. Accordingly, the results of operations for the year ended December 31, 2002 comprise those of the combined entities of the Company and the Predecessor from August 16, 2002 through December 31, 2002. All periods prior to August 16, 2002 include only the operations of the Predecessor.

Rental Operations

The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:

Occupancy Analysis

The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of December 31, 2004, 2003 and 2002 (square feet in thousands):

Total Rentable
Square Feet			Percent Occupied
2004	2003	2002	2004	2003	2002
1,429	831	258	95.2%	94.1%	97.4%

As of December 31, 2003, the Company’s portfolio consisted of six (6) fully-occupied net lease buildings and sixteen (16) multi-tenant medical office buildings. In 2004, the Company increased the portfolio by adding one (1) fully-occupied net lease building and sixteen (16) multi-tenant medical office buildings.

Lease Expiration and Renewals

The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of December 31, 2004. The table indicates rentable square footage and annualized net effective rents (based on annualized December 2004 monthly rental revenue) under expiring leases:

Lease Expiration Analysis by Year
(As of December 31, 2004)

					Percentage
		Square		Annual Rental	of Annual
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet	Leases	Expiring
2005	60	145,855	10.21%	$3,455,111	9.60%
2006	39	149,342	10.45%	3,539,045	9.83%
2007	51	236,108	16.52%	6,618,917	18.39%
2008	40	196,072	13.72%	6,168,869	17.14%
2009	32	103,020	7.21%	2,800,863	7.78%
Thereafter	60	529,943	37.09%	13,416,906	37.26%

Total	282	1,360,340	95.20%	$35,999,711	100.00%

During the year ended December 31, 2004, the Company renewed twenty (20) leases for 67,901 square feet, twelve (12) leases were vacated, representing 31,415 square feet, and added fifteen (15) new leases representing 33,274 square feet.

Acquisition and Development Activity

The Company seeks to acquire or to develop quality medical properties in geographic areas and/or in medical practice specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near strategic hospital campuses that are in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.

On January 28, 2004, the Company completed the purchase of a $32.0 million medical office building in Voorhees, NJ by assuming $23.1 million of mortgage debt on the property with the balance of the purchase paid from proceeds from the Company’s December 2003 public offering. The Company also completed the purchase of a $7.0 million medical office building in Lewisville, TX on January 28, 2004, using proceeds from the December 2003 offering.

On January 30, 2004, the Company completed the purchase of the $7.5 million medical office building in Coral Springs, FL, by assuming $3.4 million of mortgage debt on the property with the balance of the purchase paid from the Company’s line of credit facility.

On June 22, 2004, the Company completed the purchase of a $6.6 million medical office building in Atlanta, GA by assuming $4.7 million in debt with the balance paid from the Company’s line of credit facility. Another medical office building with a value of $7.4 million, also in Atlanta was purchased from the same seller on June 25, 2004. This purchase included the assumption of $5.1 million in debt with the balance paid from on the Company’s line of credit facility. A third and final property of the seller was purchased on July 2, 2004 for $3.4 million, which included assumption of debt of $2.6 million with the balance paid from the Company’s line of credit.

On September 7, 2004 the Company entered into an agreement in which the Company through its development subsidiary, HADC, will construct a surgical hospital, with an attached parking deck, on a 2.3 acre site in Houston, TX with a total development budget of $33.2 million. The project will be self-developed by the Company with financing provided by Huntington National Bank, the Company’s primary lender. The Company has purchased a 51% interest in a joint venture, which owns as its sole asset, the land on which the hospital is to be built. The book value of this asset is $3.8 million, and the joint venture has been consolidated in the Company’s financial statements. A second project is an adjoining four-story medical office building and parking structure on a contiguous 2.3 acre parcel with a total development budget of $23.7 million, which is expected to be completed later this year. The land on which the medical office building is to be built is owned by one of the Company’s subsidiaries. The pre-development contracts have been assigned to the Company while it completes the design and manages the development.

On September 20, 2004, the Company completed the purchase of Biltmore Medical Mall, a $46.0 million medical office building in Phoenix, Arizona. This purchase included the assumption of $32.4 million in debt with the balance paid from the Company’s line of credit facility.

On October 1, 2004, the Company completed the purchase of a $4.4 million medical office building in Pearland, TX by assuming $2.0 million in debt with the balance paid from the Company’s line of credit facility.

On November 17, 2004, the Company completed the purchase of a property that consists of nine medical office buildings in Durham, NC for $14.6 million by assuming $8.3 million in debt with the balance paid the Company’s line of credit facility.

On February 2, 2005 the Company completed the sale of its Port St. Lucie, FL property for $6.7 million. The Company classified this property as “held for sale” in the third quarter of 2004 because it had transitioned to a general purpose asset and was no longer consistent with the Company’s medical portfolio parameters.

On February 28, 2005, the Company completed the purchase of two medical office buildings in Suwanee, Georgia for $9.82 million by securing a mortgage in the amount of $6.27 million with the balance paid from the Company’s line of credit. The acquisitions include Johns Creek Phase II purchased for $5.4 million, and Johns Creek Phase III purchased for $4.4 million. A third property in this development, Johns Creek Phase I, is under contract for $5.5 million and is expected to close separately upon receiving final lender approval on the assumed debt. These properties are located within one mile of the future Johns Creek Emory Hospital and within eight miles of the Northside Baptist Medical Center.

Service Operations

The Company’s Service Operations are conducted through HADC. HADC recognizes contract revenues using the percentage of completion method, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the HADC’s estimated contract percentage completion and as a result could have a material impact on the HADC’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts.

Funds From Operations (FFO)

Funds from Operations (“FFO”) is used by industry analysts and investors as a supplemental operating measure of an equity REIT. Historical cost accounting for real estate assets in accordance with generally accepted accounting principles, or GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The following is reconciliation between net income and FFO for the period August 16, 2002 through December 31, 2002 and the years ended December 31, 2003 and 2004:

			August 16, 2002
	December 31,	December 31,	through
	2004	2003	December 31, 2002
Net Income available to common shareholders	$4,052,846	$1,248,014	$43,260
Add back (deduct):
Depreciation and Amortization	6,790,121	3,327,307	481,256
Minority interest share of depreciation & amortization	(247,077)	(216,204)	(29,000)

FUNDS FROM OPERATIONS	$10,595,890	$4,359,117	$495,516

Note: Numbers presented in schedule above include results from discontinued operations

Critical Accounting Policies

Impairment of Real Estate Assets:

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and ultimately may not be achieved.

Acquisitions of Real Estate Assets:

In accordance with SFAS 141, Business Combinations, the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles, and below market leases are included in liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

Valuation of Receivables:

The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. Currently, the Company has reserved $101,215 for doubtful accounts.

Revenue and Cost Recognition:

Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company’s estimated contract percentage completion and as a result could have a material impact on the Company’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts. Costs clearly associated with the development and construction of Company owned real estate projects are capitalized as a cost of that project.

Audit Committee Review:

With regards to critical accounting policies, management has discussed the following with the Audit Committee:

•	Criteria for identifying and selecting;

•	methodology in applying; and

•	impact on the financial statements.

The Audit Committee has reviewed the critical accounting policies identified by the Company.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Rental Operations from Continuing Operations

Rental Income:

Rental revenue for the year ended December 31, 2004 was $30.1 million, as compared to $13.7 million for the year ended December 31, 2003. The increase in rental revenue is reflective of the property acquisitions completed in 2004, along with the full year of ownership of the assets held at the end of 2003. There was no material change in occupancy percentage with respect to rental revenue.

Property Operating Expenses and Real Estate Taxes:

Property operating expenses increased by $4.0 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in rental expenses is primarily due to the acquisitions completed in 2004.

Real estate tax expense for the year ended December 31, 2004 was $2.6 million, as compared to $0.8 million for the year ended December 31, 2003. The increase in real estate tax expenses are reflective of the acquisitions completed in 2004, along with the full year of ownership of the assets held at the end of 2003. There was no material change in real estate tax expenses for properties held in both 2003 and 2004.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2004 was $6.7 million, as compared to $3.2 million for the year ended December 31, 2003. This increase is mainly because of an increase of overall assets through multiple acquisitions occurring in 2004 and a full year of expense in 2004 for properties acquired in 2003. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions value in 2004 other than its real estate acquisitions.

Service Operations

Development and project management fees decreased in 2004 to $1.8 million compared to $3.7 million in 2003 because of the “design-build” contract started in 2002 and completed in 2003. The project management fee associated with this “design-build” development contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the revenues reflected are higher, but these increased fees are offset by corresponding increased costs of sales and project costs.

The increase of $0.6 million in income from service operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003, is attributable to HADC reducing ongoing expenses, increased activities on the internal development projects and the realization of a contingent/deferred lease commission on a third party managed contract. HADC expense decreased as a result of change in organizational structure. During 2003 HADC became focused on meeting the development needs of the REIT, resulting in a decrease of $0.4 million in general and administrative expenses. While the lease commission is a non recurring event at the level reported in 2004, the internally developed projects are continuing in 2005.

General and Administrative Expense

General and administrative expenses, at the corporate level, increased by $0.6 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase between the two years is mostly due to additional expenses associated with the growth of the Company, and additional costs associated with compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties and/or additional staff, general or administrative expenses may increase.

Other Income and Expense

Interest expense increased by $4.9 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The interest expense increased because of increased borrowings which resulted from the Company’s acquisition of 17 buildings in 2004. The Company utilizes a mix of fixed and variable-rate debt. As of December 31, 2004, the face-value balance of fixed rate debt was $130.9 million, secured variable rate swapped to fixed rate debt was $22.6 million and the balance of variable-rate debt was $29.4 million.

•	The Company assumed $81.5 million of debt as part of property acquisitions in 2004.

•	The $25.4 million balance on the Company’s lines of credit as of December 31, 2004 was due to borrowings used to fund acquisitions and for working capital purposes.

•	During 2004, the Company repaid $1.7 million as scheduled amortization of principal on mortgages.

Discontinued Operations

The Company decided in the third quarter of 2004 that Morningside Plaza, in Port St. Lucie, FL (“Morningside”) which was acquired in May, 2003, no longer fits the Company’s medical portfolio parameters, and as a result, this property was classified as “held-for-sale” at December 31, 2004. The operations of Morningside are therefore reported as discontinued operations at December 31, 2004. As a result, the Company ceased depreciation and reclassified net income from operations, net of minority interest, of $402,255 and $142,085 as net income from discontinued operations for the years ended December 31, 2004 and 2003, respectively. On February 2, 2005, the Company completed the sale of the Morningside property for $6.7 million. Proceeds from this sale will be used to reduce borrowings on the Company’s line of credit and for other short term capital needs.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Rental Operations

Rental Income:

Rental revenue for the year ended December 31, 2003 was $13.7 million, as compared to $2.3 million for the year ended December 31, 2002. The increase in rental revenue is reflective of the property acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in occupancy percentage with respect to rental revenue.

Property Operating Expenses and Real Estate Taxes:

Property Operating expenses for the year ended December 31, 2003 was $1.9 million, as compared to $0.1 million for the year ended December 31, 2002. The increase in property operating expenses is reflective of the acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in the level of property operating expenses for properties held in both 2002 and 2003.

Real estate tax expense for the year ended December 31, 2003 was $0.8 million, as compared to $0.06 million for the year ended December 31, 2002. The increase in real estate tax expenses are reflective of the acquisitions completed in 2003, along with the full year of ownership of the assets held at the end of 2002. There was no material change in the level of real estate tax expenses for properties held in both 2002 and 2003.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2003 was $3.2 million, as compared to $0.5 million for the year ended December 31, 2002, mainly because of an increase of overall assets through multiple acquisitions occurring in 2003 and a full year of expense in 2003 compared to a partial year of expense in 2002 for the seven properties acquired after the initial offering in 2002. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions as related to gross real estate asset value in 2003.

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

The decrease in total loss from service operations for the year ended December 31, 2003 of $0.5 million, as compared to the year ended December 31, 2002 of $1.6 million, is primarily attributable to an increase in the third party services completed as well as reductions of expenses associated with restructuring of HADC in order to position it to provide services that are of greater direct benefit to the Company. A result of this restructuring is that both project costs and general and administrative expenses were lower in the third and fourth quarter as compared to each of the prior quarters and in the year 2002.

General and Administrative Expense:

General and administrative expenses, including the expenses at HADC, were $3.5 million for the year ended December 31, 2003, as compared to $3.1 million for the year ended December 31, 2002. The increase between the two years is mostly due to having a full year of the additional costs associated with being a public company in the 2003 year end totals, while 2002 had four and one half months of these expenses plus the increased expenses in anticipation of an initial public offering.

Other Income and Expense:

Interest expense for the year ended December 31, 2003 was $3.3 million, as compared to $0.2 million for the year ended December 31, 2002. Although the Company benefited from significantly lower interest rates during 2003, interest expense increased because of increased borrowings during the year. The increased borrowings reflected the funding of the Company’s acquisitions during the year, along with the debt assumed in conjunction with those acquisitions.

•	The Company utilizes a mix of fixed and variable rate pieces of debt. As of December 31, 2003, the face-value balance of fixed rate debt was $67.9 million, while the balance of variable rate debt was $4.0 million. Of the total debt in place during 2003, fixed rate debt represented from 66% to 100% of total debt and variable rate debt represented between 34% to 0% throughout the year.

•	In addition to $53.5 million of debt assumed as part of the 2003 property acquisitions, the Company obtained two pieces of new debt during 2003. On May 28, 2003, the Company obtained a $9.0 million fixed rate mortgage on the Las Vegas, Nevada Property at 4475 S. Eastern. The mortgage has a fixed interest rate of 5% and a maturity date of April 10, 2008. On August 12, 2003, the Company obtained a $4 million variable rate loan on the Rush Copley property in Aurora, Illinois. The mortgage has a variable interest rate of LIBOR + 1.6% and the maturity date of August 12, 2006.

•	The Company retired $3.1 million of debt in August 2003, related to the variable rate mortgage debt assumed during the acquisition of the 310 25th Avenue property.

Discontinued Operations:

The Company decided in the third quarter of 2004 that Morningside Plaza, in Port St. Lucie, FL (“Morningside”) which was acquired in May, 2003, no longer fits the Company’s medical portfolio parameters, and as a result, this property was classified as “held-for-sale” at December 31, 2004. The operations of Morningside are therefore reported as discontinued operations for the year ended December 31, 2003. As a result, the Company classified net income from operations, net of minority interest, of $142,085 as net income from discontinued operations for the year ended December 31, 2003. On February 2, 2005, the Company completed the sale of the Morningside property for $6.7 million

Liquidity and Capital Resources

Sources of Liquidity:

Rental Operations:

The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of, or in a short time following, the actual revenue recognition. The Company is subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-letting of properties, which would result in reduced cash flow from operations.

Secured Credit Facilities:

The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	December 31, 2004

Syndicated Line of Credit Facility	$70,000,000	September 2005	Libor +2.0-2.5%	$23,426,838
Working Capital Line of Credit Facility	4,000,000	October 2005	Prime - 0.75%	2,008,443

The Company expects to renew the syndicated line of credit facility when it comes due.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (POB) in Houston, TX. These projects are being developed by the Company’s taxable REIT subsidiary and will continue to be owned (the POB could have partial minority physician ownership) by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the subject real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at Prime plus 1% for the hospital and Prime plus .25% for the POB, with principal due at maturity. There were no outstanding balances on these loans as of December 31, 2004.

In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of December 31, 2004 were $5 million and $844,000, respectively.

The maturity dates of the mezzanine and construction loans for the hospital are August 31, 2006 and September 1, 2006, respectively. The maturity dates of the mezzanine and construction loans for the POB are both set at December 1, 2006.

Equity Securities:

In September 2004, the Company issued 1,500,000 common shares at $12.80 per share raising approximately $18 million in net proceeds after underwriting discounts and other offering expenses. The proceeds were used to pay down the borrowings on the line of credit. On October 13, 2004, the underwriters exercised a portion of their over-allotment option to purchase 162,000 common shares at the public offering price of $12.80. As a result, the Company received additional net proceeds of $1.96 million.

The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $21.3 million has been sold. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties and to fund the repayment of the credit facilities and other long-term debt.

Uses of Liquidity

Short-Term Uses:

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for fiscal 2005 as short-term needs that will be funded either from the $46.6 million available on the Company’s syndicated line of credit or by using the proceeds realized through the sale of Morningside.

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

Historical Cash Flows

Operating Activities

On December 31, 2004, the Company had $9.0 million of cash and cash equivalents. Net cash provided by operating activities was $9.8 million for the year ended December 31, 2004. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $58.3 million, for the year ended December 31, 2004, primarily due to the acquisition of the 17 medical properties and the commencement of a development project by HADC.

Financing Activities

Net cash provided by financing activities was $40.1 million for the year ended December 31, 2004 primarily from draws on the syndicated line of credit facility and the Company’s September 2004 equity offering.

Related Party and Other Transactions

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term. The Company also pays this company $5,031 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The Company also pays $3,000 per month to this company for human resources and employee search services. The Company also occasionally uses a private jet partially owned by this company. This use is usually for capital raise and acquisition activities. The Company pays an hourly rate for it’s use of the jet that the Company believes is a standard market rate, but does not pay any leases, time share expenses or other fixed costs of the affiliated company.

During 2004, the employees of the Company also participated in a healthcare plan that was for the benefit of the employees of the company described above. The participation was at competitive or market rates. The employees of the Company have now joined a Group Plan separate from the affiliated company.

HADC provides property management to a property that is not owned by the Company, but in which executive officers of the Company have a minority ownership interest. This property pays a market rate for this management service. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid, and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.

Off Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.

Contractual Obligations

As of December 31, 2004, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$212,458	$12,197	$37,874	$10,620	$19,650	$34,092	$98,025
Line of credit	25,504	25,504	—	—	—	—	—
Mezzanine Debt	6,938	643	6,295	—	—	—	—
Operating Lease Obligations (2)	7,990	439	315	289	271	256	6,420
Other Contractual Obligations (3)	286	286	—	—	—	—	—

Total Contractual Obligations	$253,176	$39,069	$44,484	$10,909	$19,921	$34,348	$104,445

(1)	This item includes principal and interest.

(2)	This item includes leases for land, office space and equipment.

(3)	This item includes agreements for human resources services, investor relations services and the overhead sharing agreement.

Recent Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123 “Share-Based Payment” (“SFAS 123 (R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and implementation guidance. SFAS 123 (R) requires and entity to measure the cost of employee services received in exchange for an award of equity instruments (e.g., stock options, stock grants) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123 (R) eliminates the alternative use of Opinion No. 25’s intrinsic value method of accounting that was provided in the original SFAS 123. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company currently accounts for stock-based compensation under the recognition and measurement principles of Opinion No. 25. Upon adoption of SFAS 123 (R), The Company results of operations will reflect increased compensation form stock-based payments consistent with the pro forma results currently disclosed under SFAS 123 in Note 2 of the Notes to Consolidated Financial Statements.

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

We may be unable to acquire or may be delayed in acquiring specialty medical properties

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

We rely disproportionately on one tenant for our rental income. Southwest Medical Associates, Inc., a wholly-owned subsidiary of Sierra Health Services, Inc., leases 100% of the rentable square footage in our four Sierra Health Services properties. The total area leased by Southwest Medical Associates (160,855 square feet) comprises approximately 10.51% of our total annualized base rental revenue as of December 31, 2004. Significant adverse changes in the operations of any property, or the operations or financial condition of any tenant, particularly Southwest Medical Associates, could have a material adverse effect on our ability to collect rent payments and, accordingly, on our ability to make distributions to our shareholders.

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

We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience rapid growth in the future. Following the completion of our initial public offering in August 2002, we acquired seven specialty medical properties with the proceeds of the offering. As of December 31, 2004, we have acquired an additional thirty-two additional specialty medical buildings. Our rapid growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to our shareholders. In particular, we could have difficulty assimilating acquired properties and integrating their operations into our organization. Failure to effectively integrate newly acquired properties could disrupt our ongoing business, distract our management and employees and increase our expenses. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

Our Declaration of Trust and other organizational documents do not limit the amount of debt we may incur. Debt, whether with recourse to us generally or only with respect to a particular property, creates risks. For example, variable rate debt can reduce the cash available for distribution to shareholders in periods of rising interest rates. We intend to incur debt only when we believe it will enhance our risk-adjusted returns. However, we cannot assure you that our use of financial leverage will prove to be beneficial. At December 31, 2004, the outstanding face value principal balance of our indebtedness was approximately $183.0 million. We may borrow additional amounts in the future, or we may issue corporate debt securities in public or private offerings. Some of these additional borrowings may be secured by our properties. In addition, in connection with debt-financing, we are subject to covenants that restrict our operations. There can be no assurance that we will be able to meet our debt service obligations or comply with the restrictive covenants and, to the extent that we cannot, we risk the loss of some or all of our properties to foreclosure.

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

Conflicts of interest resulting from the formation transactions may lead to decisions that are not in our best interest. Three of our executive officers, Messrs. Klipsch, McCoin and Farrar, one of whom also serves as a trustee (Mr. Klipsch), and one trustee emeritus who is not an executive officer (Mr. Lanham) owned, directly or indirectly, 88.4% of the equity interests in Windrose International, LLC. At the time of completion of our initial public offering, we acquired certain assets and liabilities of Windrose International, including the stock of HADC, in exchange for an aggregate of 218,750 units of partnership interest in our operating partnership. Additionally, four of our executive officers, Messrs. Klipsch, McCoin, Batts, Hanson, and Mr. Lanham, who serves as a trustee emeritus, owned approximately 45% of the Class A limited liability company interests in Brierbrook Partners. We acquired the Class A limited liability company interests in Brierbrook Partners owned by these officers and trustees in exchange for an aggregate of 72,582 units of partnership interest in our formation transactions. As of December 31, 2004, Messrs. Klipsch, McCoin, Farrar and Lanham owned approximately 1.2%, 0.5%, 0.1%, and 0.3% of the equity interests in our operating partnership, respectively. The terms and conditions of these purchases were not negotiated in arm’s length transactions. Additionally, our trustees and executive officers have unrealized gains associated with their interests in these assets, and, as a result, any sale of these assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these assets may cause adverse tax consequences to some of our trustees and executive officers. These individuals may not be supportive of the disposition or refinancing of these properties when it might otherwise be the optimal time for us to do so.

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

Other activites may crate conflict of time available to be spent on the Company’s Business. Although Messrs. Klipsch and Farrar are primarily focused on management of the Company, as a result of management of other business interests, they may find it difficult to allocate the time necessary to manage our business. Mr. Klipsch, Chairman of our Board of Trustees and our Chief Executive Officer, also serves as the Chairman of the Board of Directors of Klipsch Audio, Inc. Mr. Farrar, our President and Chief Operating Officer, also serves as Executive Vice President of Klipsch Audio, Inc. Although Messrs. Klipsch and Farrar devote substantially all of their time to managing our company, as a result of their management obligations with this other company, Messrs. Klipsch and Farrar may find it difficult to allocate their time between this other company and us. If Messrs. Klipsch and Farrar do not allocate sufficient time to the management of our operations, it could jeopardize our ability to execute our business plan.

Provisions of Maryland law, our Declaration of Trust and our Bylaws may deter changes in management and third party acquisition proposals or cause dilution.

Our ownership limitations may restrict business combination opportunities. To qualify as a REIT under the Internal Revenue Code, no more than 50% of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year. To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the number of outstanding shares of any class of our securities, including our common shares. Generally, common shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our common shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such common shares will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our common shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of our shares.

The Declaration of Trust contains a provision that creates staggered terms for our Board of Trustees. Our Board of Trustees is divided into three classes. The current terms of our Class I, Class II and Class III trustees will expire at the annual meeting of shareholders in 2006, 2007 and 2005, respectively. Upon the expiration of their current terms, trustees of each class are elected to serve for three-year terms and until their successors are duly elected and qualify. Each year one class of trustees will be elected by the shareholders at the annual meeting of shareholders. Moreover, such trustees generally may not be removed as trustees until the end of their terms except by the affirmative vote of two-thirds of the votes entitled to be cast in the election of trustees. The staggered terms of trustees may delay, defer or prevent a tender offer, a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.

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

Two of our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control of our company, which could deter a change in control that could be beneficial to our shareholders.

We have entered into agreements with Messrs. Klipsch and Farrar, Chairman of our Board of Trustees and Chief Executive Officer and President and Chief Operating Officer, respectively, which provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company. In addition we entered into employment agreements with Messrs. Klipsch and Farrar that provide additional severance benefits if their employment ends under certain circumstances following a change in control of our company or if they are terminated other than for cause. These benefits and related tax indemnity could prevent or deter a change in control of the company that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

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

While HADC generated a profit in 2004, since our initial public offering in August 2002, HADC has failed to consistently generate income sufficient to cover its expenses. To the extent that operating losses at HADC continue, or increase, the operating results of our company will be negatively affected, our cash flows will be reduced, and we will have less cash available for distribution to our shareholders.

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

A significant number of our properties are located in 4 geographic locations, making us vulnerable to changes in economic conditions in that particular market.

At December 31, 2004, we owned properties in four geographic locations in which each of the total of the properties in each of these geographic locations represented over 10% our annualized rental revenue for the year ended December 31, 2004. Five of our properties are located in Las Vegas, Nevada and represented 12.87% of our total annualized revenue as of December 31, 2004. One of our properties is located in Phoenix, Arizona and represented 15.55% of our annualized rental revenue for the year ended December 31, 2004. Another five properties representing approximately 14.23% of our annualized rental revenue for the year ended December 31, 2004 are located in the Atlanta area in Georgia and one other property located in Voorhees, New Jersey represents 10.48% of our annualized rental revenue for the year ended December 31, 2004. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of our properties, and ultimately on the amounts available for distribution to shareholders.

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

Sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices of our common shares. As of December 31, 2004, there were 348,145 outstanding operating partnership units held by limited partners that are redeemable, at the election of the holder, for cash, or, at our election, for our common shares. Upon the redemption of operating partnership units, any common shares received therefore may be sold in the public market pursuant to a shelf registration statement that we have filed on behalf of the limited partners of our operating partnership, or pursuant to any available exemption from registration. In addition, as of December 31, 2004, we had outstanding options to purchase 376,800. Upon exercise of these options, the common shares received therefore may be sold in the public market pursuant to a registration statement or pursuant to an available exemption from registration.

We are the general partner of our operating partnership and may become liable for the debts and other obligations of this partnership beyond the amount of our investment.

We are the general partner of our operating partnership, Windrose Medical Properties, L.P., and, as of December 31, 2004, we owned an approximate 97.1% interest in the operating partnership. As general partner, we are liable for the partnership’s debts and other obligations. If the partnership is unable to pay its debts and other obligations, as general partner we will be liable for such debts and other obligations beyond the amount of our investment in the partnership. These obligations could include unforeseen contingent liabilities.

The market value of our common shares could decrease based on our performance, and market perception and condition and rising interest rates.

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

We maintain or require our tenants to maintain comprehensive insurance on each of our properties. Insurance coverages on a property include liability and fire insurance and extended coverage insurance in amounts sufficient to permit the replacement of the property in the event of a total loss, subject to applicable deductibles. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes and acts of terrorism that may be uninsurable or not insurable at a price we can afford or deem prudent. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impracticable to use insurance proceeds to replace a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. If any of these or similar events occur, it may reduce our return from the property and the value of our investment.

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

We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. As lessee under ground leases, we would be exposed to the possibility of losing the property upon termination, or an earlier breach by us, of the ground lease.

Risks related to Development

Development and construction risks could adversely affect our profitability.

We currently are developing properties and intend to continue developing new properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:

•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may incur construction costs for property that exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;

•	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities;

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our shareholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions.
Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our financial projections with respect to a new property are inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property. Any of these factors could result in our overpayment for a property and could adversely affect the amount of our distributions to shareholders.

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

As of December 31, 2004, the face value of the total outstanding mortgage debt of the Company was approximately $151.7 million. The current outstanding debt balances relate to mortgages assumed or incurred through the property acquisitions and borrowings under the Company’s line of credit facilities. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at December 31, 2004 of approximately $4 million. The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at December 31, 2004 was $23.4 million. The credit facility matures in September 2005. The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed, for a term of one year, on October 1, 2004, and has a variable interest rate of prime minus 0.75%. The amount outstanding at December 31, 2004 was approximately $2 million. A one percentage point fluctuation in market interest rates would have had an approximate $177,000 impact on net earnings in 2004.

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $448,307 and the Company recorded this amount as a liability. During the period August 16, 2002, the Company recognized a loss of $231,818, and for the years ended December 31, 2003 and 2004, the Company recognized a gain of $142,155 and $307,797. This interest rate swap was “paid-off” on March 4, 2005 at a price of approximately $162,000 resulting in an additional gain during the first quarter of 2005 of $68,000. By retiring the swap, the Company will avoid the approximately 17 remaining months of interest cost, which the Company has been paying to the financial institution. The payment made for the month of February, 2005 was $15,458

The Company has one interest rate swap contract that meets the criteria of SFAS No. 133 to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $153,323 as of December 31, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information and supplementary data required to be filed hereunder are indexed under Item 15 of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of trustees regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS

Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 26, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on April 26, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Page
Index to Financial statements	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations, Years Ended December 31, 2004, 2003, 2002, and the period January 1, 2002 through August 15, 2002 and the period August 16, 2002 through December 31, 2002	F-3
Consolidated Balance Sheets, December 31, 2004 and 2003	F-4
Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Shareholders’ Equity (Deficit), Years Ended December 31, 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule III — Real Estate and Accumulated Depreciation

3. EXHIBITS

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation.*

3.02	Registrant’s Bylaws.*

4.01	Form of Common Share Certificate.*

4.02	Form of Warrant.**

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.*

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.*

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.*

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.*

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.*

10.07	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.*

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.*

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.*

10.10	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Fred S. Klipsch, dated February 21, 2005.*****

10.11	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Frederick L. Farrar, dated February 21, 2005.*****

10.12	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.*

EXHIBIT
NUMBER	DESCRIPTION
10.13	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.*

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.*

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.*

10.16	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.*

10.17	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.*

10.18	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Charles Lanham.*

10.19	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.*

10.20	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.*

10.21	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.*

10.22	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.*****

10.23	Secured Construction Loan Facility with Huntington National Bank, dated as of December 3, 2004.****

21.01	List of Subsidiaries of the Registrant.**

23.01	Consent of KPMG LLP.****

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.03	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

***	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

****	Filed herewith.

*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2005 and incorporated by reference herein.

******	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

(b) EXHIBITS

The exhibits required to be filed with this Form 10-K pursuant to Item 601 of regulation S-K are listed under “Exhibits” in Part IV, Item 15(a)(3) of this Form 10-K, and are incorporated herein by reference.

(c) FINANCIAL STATEMENT SCHEDULE

The Financial Statement Schedule required to be filed with this Form 10-K is listed under “Consolidated Financial Statement Schedules” in Part IV, Item 15(a)(2) of this Form 10-K, and is incorporated herein by reference.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

WINDROSE MEDICAL PROPERTIES
TRUST (Registrant)

Date: March 14, 2004

	By:	/S/ FRED S. KLIPSCH

FRED S. KLIPSCH
CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND TRUSTEE
(PRINCIPAL EXECUTIVE OFFICER)

	By:	/S/ C. DOUGLAS HANSON

C. DOUGLAS HANSON
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
/s/ FRED S. KLIPSCH	Chairman, Chief Executive Officer, and Trustee	March 14, 2004
(Principal Executive Officer)
FRED S. KLIPSCH

/s/ FREDERICK L. FARRAR	President, Chief Operating Officer and Treasurer	March 14, 2004

FREDERICK L. FARRAR

/s/ BRYAN MILLS	Trustee	March 14, 2004

BRYAN MILLS

/s/ STEPHEN GOLDSMITH	Trustee	March 14, 2004

STEPHEN GOLDSMITH

/s/ BRUCE M. JACOBSON	Trustee	March 14, 2004

BRUCE M. JACOBSON

/s/ JEAN L. WOJTOWICZ	Trustee	March 14, 2004

JEAN L. WOJTOWICZ

/s/ DAVID L. MARAMAN	Trustee	March 14, 2004

DAVID L. MARAMAN

/s/ DARRELL E. ZINK, JR	Trustee	March 14, 2004

DARRELL E. ZINK, JR.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, 2002, and the period January 1, 2002 through August 15, 2002 and the period August 16, 2002 through December 31, 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Windrose Medical Properties Trust

We have audited the consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2004, and the consolidated statements of cash flows and shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2004, and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Windrose Medical Properties Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

/s/ KPMG LLP
Indianapolis, Indiana
March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of Windrose Medical Properties Trust

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Windrose Medical Properties Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Windrose Medical Properties Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Windrose Medical Properties Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Windrose Medical Properties Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, for the period January 1, 2002 through August 15, 2002, the period August 16, 2002 through December 31, 2002 and for each of the years in the three-year period ended December 31, 2004, and the consolidated statements of cash flows and shareholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2004, and related financial statement schedule III, and our report dated March 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Indianapolis, Indiana
March 9, 2005

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2004 and December 31, 2003

	December 31,	December 31,
	2004	2003
ASSETS

REAL ESTATE INVESTMENTS:
Land and Land Improvements	$24,356,089	$17,191,625
Buildings and Tenant Improvements	254,411,057	141,027,244
Construction in Progress	16,452,974	463,071
Acquired Lease Intangibles	12,914,079	7,762,641

Gross Real Estate Investments	308,134,199	166,444,581

Accumulated Depreciation	(7,634,900)	(2,740,281)
Accumulated Lease Intangible Amortization	(2,906,478)	(1,135,887)

Accumulated Depreciation and Amortization	(10,541,378)	(3,876,168)

Net Real Estate Investments Held for Sale	4,891,700	—

NET REAL ESTATE INVESTMENTS	302,484,521	162,568,413

Cash and Cash Equivalents	9,012,746	17,386,791
Prepaid Expenses	464,262	391,413
Receivables on Construction and Consulting Contracts	245,078	400,970
Receivables from Tenants, Net of Allowance of $101,215 and $0	1,492,456	511,531
Revenues in Excess of Billing	2,489	—
Straight-line Rent Receivable	2,872,881	1,356,520
Deferred Financing Fees, Net of Accumulated Amortization of $929,193 and $193,207	1,401,682	1,207,457
Escrow Deposits and Other Assets	6,354,278	4,069,418

TOTAL ASSETS	$324,330,393	$187,892,513

LIABILITIES AND SHAREHOLDERS’ EQUITY

Secured Debt	$187,133,521	$76,893,444
Billings in Excess of Revenues Earned	91,389	152,151
Accounts Payable and Accrued Expenses	4,982,137	2,213,317
Consulting and Construction Payables	2,174,287	106,096
Dividends Payable to Shareholders	—	1,252,176
Tenant Security Deposits and Prepaid Rents	3,919,673	742,252
Other Liabilities	1,008,404	537,969

TOTAL LIABILITIES	199,309,411	81,897,405

Minority Interest	5,615,379	3,837,499

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 11,638,513 and 9,946,710 Issued and Outstanding	116,385	99,467
Additional Paid In Capital	125,658,593	105,490,989
Accumulated Other Comprehensive Income	153,323	—
Deferred Stock Compensation	(207,356)	—
Distributions in Excess of Net Income	(6,315,352)	(3,432,847)

TOTAL SHAREHOLDERS’ EQUITY	119,405,593	102,157,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$324,330,383	$187,892,513

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

			January 1, 2002	August 16, 2002
	Year Ended December 31,	Year Ended December 31,	Through	Through	Year Ended December 31,
	2004	2003	August 15, 2002	December 31, 2002	2002
	(Company)	(Company)	(Predecessor)	(Company)	(Combined)
RENTAL OPERATIONS:

Rental revenues	$30,074,202	$13,652,932	$—	$2,274,130	$2,274,130

Operating expenses:
Property taxes	2,629,976	751,351	—	61,402	61,402
Property operating expenses	5,822,627	1,858,254	—	101,949	101,949
Depreciation and amortization	6,673,235	3,233,674	—	481,256	481,256

Total operating expenses	15,125,838	5,843,279	—	644,607	644,607

Income from rental operations	14,948,364	7,809,653	—	1,629,523	1,629,523

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	1,848,691	3,660,696	4,145,468	7,559,007	11,704,475
Expenses:
Cost of sales and project costs	1,279,028	3,295,590	3,541,826	7,535,403	11,077,229
General and administrative expenses	430,011	824,452	1,692,670	571,808	2,264,478

Income (loss) from service operations	139,652	(459,346)	(1,089,028)	(548,204)	(1,637,232)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	3,275,897	2,693,805	—	851,290	851,290

Operating income (loss)	11,812,119	4,656,502	(1,089,028)	230,029	(858,999)

OTHER INCOME (EXPENSES):
Interest income	29,611	28,547	—	67,563	67,563
Interest (expense)	(8,166,721)	(3,306,484)	(22,169)	(219,017)	(241,186)
Gain (loss) on interest rate swap	307,797	142,155	—	(231,818)	(231,818)
(Loss) on abandoned due diligence costs	—	(208,922)	—	—	—
Other income (expense)	(128,941)	(249,582)	(30,404)	(49,635)	(80,039)

Total other income (expense)	(7,958,254)	(3,594,286)	(52,573)	(432,907)	(485,480)
Income (loss) before income taxes	3,853,865	1,062,216	(1,141,601)	(202,878)	(1,344,479)
Income tax (expense) benefit	(55,861)	144,069	126,000	255,141	381,141

Income (loss) before minority interest	3,798,004	1,206,285	(1,015,601)	52,263	(963,338)
Minority interest in income of common unit holders and other subsidiaries	(147,413)	(100,356)	—	(9,003)	(9,003)

Net Income from continuing operations	3,650,591	1,105,929	(1,015,601)	43,260	(972,341)
Net Income from Discontinued Operations, net of minority interest	402,255	142,085	—	—	—

Net income (loss) available for common shareholders	$4,052,846	$1,248,014	$(1,015,601)	$43,260	$(972,341)

Net income from continuing operations per common share:
Basic and diluted	$0.35	$0.19		$0.01

Net income from discontinued operations per common share:
Basic and diluted	0.04	0.02		—

Net income per common share:
Basic and diluted	$0.39	$0.21		$0.01

Weighted average number of common shares outstanding	10,369,521	5,808,298		5,691,710
Weighted average number of common and dilutive potential common shares	10,739,689	6,169,137		6,054,031

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$4,052,846	$1,248,014	$(972,341)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	6,790,119	3,327,306	481,256
Rental income associated with above (below) market leases	94,124	70,468	—
Deferred income taxes	55,861	(144,069)	(381,141)
Deferred compensation expense	22,390	—	—
(Gain) loss on interest rate swap	(307,797)	(142,155)	231,818
Amortization of deferred financing fees	674,259	165,424	27,783
Amortization of fair value of debt adjustment	(772,759)	(468,752)	(7,885)
Minority interest in earnings	161,259	109,178	9,003
Increase (decrease) in cash due to changes in:	—	—	—
Construction receivables (payables), net	76,274	(921,217)	1,380,099
Straight line rent receivable	(1,586,491)	(1,062,494)	(294,026)
Receivables from tenants	(980,925)	(377,536)	—
Revenue earned in excess of billings	(2,489)	1,268,785	(1,059,768)
Due from affiliates	—	—	219,000
Billings in excess of revenues earned	(60,762)	(252,117)	(40,155)
Other accrued revenue and expenses	1,572,891	(371,386)	84,255

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,788,800	2,449,449	(322,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,715,359)	(569,703)	(140,840)
Deposits on potential acquisitions	(208,843)	(523,237)	—
Acquisition of real estate investments	(46,945,575)	(44,665,616)	(51,460,997)
Development Projects	(8,889,042)	—	—
Other deferred leasing costs	(114,812)	(23,029)	—
Other deferred costs and other assets	(438,048)	(512,627)	—
Acquisition of Minority Interest	—	(26,700)	—

NET CASH USED IN INVESTING ACTIVITIES	(58,311,679)	(46,320,912)	(51,601,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(1,703,331)	(3,450,575)	(4,018)
Draws on line of credit	43,669,794	28,232,634	—
Paydowns on line of credit	(18,234,513)	(28,232,634)	(498,133)
Net Payments on Notes Payable to Owners	—	—	(188,660)
Proceeds from Mezzanine Debt	5,844,000	—	—
Proceeds from mortgage debt	—	13,000,000	—
Cash distributions to shareholders	(8,187,528)	(3,471,945)	—
Cash distributions to minority interest	(327,015)	(268,128)	—
Distributions to owners	—	—	(86,503)
Deferred Financing Costs	(932,322)	(1,090,821)	(309,843)
Proceeds from Issuance of Common Shares, net	20,019,749	48,302,135	61,133,394

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,148,834	53,020,666	60,046,237

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,374,045)	9,149,203	8,122,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,386,791	8,237,588	115,290

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,012,746	$17,386,791	$8,237,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest of $63,253 in 2004	$7,267,748	$3,125,122	$226,884

Net liabilities (including secured debt) assumed in acquisition of real estate investments	82,038,618	59,415,114	10,861,000

Offering costs included in accounts payable	—	586,994	—

Issuance of partnership units for real estate investments	—	—	1,723,000

Reallocation of minority interest	229,529	198,512	—

Minority interest share of joint venture acquisition	1,885,514	—	—

Conversion of units to common shares	164,556	—	—

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

			ADDITIONAL	DISTRIBUTIONS	OTHER	DEFERRED	MEMBERS’	TOTAL
	COMMON STOCK		PAID-IN	IN EXCESS OF	COMPREHENSIVE	STOCK	EQUITY	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	NET INCOME	INCOME	COMPENSATION	(DEFICIT)	EQUITY (DEFICIT)

BALANCES AT December 31, 2001	—	$—	$—	$—	$—	$—	$(379,298)	$(379,298)

Net Loss	—	—	—	—	—	—	(1,015,601)	(1,015,601)

Distribution to owners	—	—	—	—	—	—	(86,503)	(86,503)

BALANCES AT August 15, 2002	—	$—	$—	$—	$—	$—	$(1,481,402)	$(1,481,402)

Issuance of Common Stock, Net of Underwriting Discount	5,691,710	56,917	62,779,429	—	—	—	—	62,836,346

Offering Costs	—	—	(1,702,952)	—	—	—	—	(1,702,952)

Adjustment Required to Reflect Predecessor Basis	—	—	(3,059,567)	—	—	—	1,481,402	(1,578,165)

Net Income	—	—	—	43,260	—	—	—	43,260

Dividends	—	—	—	(739,923)	—	—	—	(739,923)

BALANCES AT DECEMBER 31, 2002	5,691,710	$56,917	$58,016,910	$(696,663)	$—	$—	$—	$57,377,164

Net Income	—	—	—	1,248,014	—	—	—	1,248,014

Reallocation of Minority Interest	—	—	(198,512)	—	—	—	—	(198,512)

Issuance of Common Stock, net of underwriting Discount	4,255,000	42,550	48,379,350	—	—	—	—	48,421,900

Offering Costs	—	—	(706,759)	—	—	—	—	(706,759)

Dividends	—	—	—	(3,984,198)	—	—	—	(3,984,198)

BALANCES AT DECEMBER 31, 2003	9,946,710	$99,467	$105,490,989	$(3,432,847)	$—	$—	—	$102,157,609

Comprehensive Income:
Net Income	—	—	—	4,052,847	—	—	—	4,052,847

Gain on Interest Rate Swap	—	—	—	—	153,323	—	—	153,323

Comprehensive income available for common shareholders								4,206,170

Reallocation of Minority Interest	—	—	(229,529)	—	—	—	—	(229,529)

Issuance of Common Stock, net of underwriting Discount	1,662,000	16,620	20,140,116	—	—	—	—	20,156,736

Dividend Reinvestment	395	4	4,034	—	—	—	—	4,038

Conversion of units to Common Shares	11,708	117	164,439	—	—	—	—	164,556

Deferred Stock Compensation	17,700	177	229,569	—	—	(207,356)	—	22,390

Offering Costs	—	—	(141,025)	—	—	—	—	(141,025)

Dividends	—	—	—	(6,935,352)	—	—	—	(6,935,352)

BALANCES AT DECEMBER 31, 2004	11,638,513	$116,385	$125,658,593	$(6,315,352)	$153,323	$(207,356)	$—	$119,405,593

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties L. P. (the “Operating Partnership”). The Company is the general partner of the Operating Partnership and owns approximately 97.1% of the Operating Partnership as of December 31, 2004. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity interests in these subsidiaries not owned by the Company are reflected as minority interests in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

REAL ESTATE INVESTMENTS

Real Estate Investments to be held and used are stated at the lower of cost less accumulated depreciation or fair value if impairment is identified. Real estate investments to be disposed of are reported at the lower of their carrying amount or fair value less the cost of sale. Buildings are depreciated using the straight-line method over their estimated life not to exceed 40 years. Tenant Improvements are depreciated using the straight-line method over the term of the related lease.

All direct and indirect costs, including interest and real estate taxes clearly associated with the development, construction or expansion of real estate investments are capitalized as a cost of the property. All external costs associated with the acquisition of real estate investments are capitalized as a cost of the property.

We analyze our investments in joint ventures under Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities to determine if the joint venture is considered a variable interest entity and would require consolidation.

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

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market lease are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.

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

The following table shows the estimated aggregate amortization expense for acquired lease intangibles for each of the next five years:

Lease Intangible Amortization

Year	Expense
2005	1,723,425
2006	1,436,296
2007	1,121,764
2008	828,541
2009	560,695

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

The following table reconciles the components of basic and diluted net income per common share for the years ended December 31, 2004, 2003 and 2002:

			August 16, 2002
	December 31,	December 31,	Through
	2004	2003	December 31, 2002
Basic net income available for common shares	$4,052,846	$1,248,014	$43,260
Minority interest in earnings of common unitholders	161,259	109,178	9,003

Diluted net income available for common shares	$4,214,105	$1,357,192	$52,263

Weighted average number of common shares outstanding	10,369,521	5,808,298	5,691,710
Weighted average partnership units outstanding	358,343	360,839	362,321
Dilutive shares for stock based compensation plan	11,825	—	—

Weighted aveage number of common shares and dilutive potential shares	10,739,689	6,169,137	6,054,031

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

The following table reconciles the Company’s net income to its taxable income before the dividends paid deduction for the years ended December 31, 2004 and 2003 and for the period August 16, 2002 through December 31, 2002:

	For the Year	For the Year	August 16, 2002
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2002
Net Income	$4,052,846	$1,248,014	$43,260
Book/Tax Differences	(696,336)	(248,757)	347,587

Adjustable taxable income subject to 90% dividend requirement	$3,356,510	$999,257	$390,847

The Company’s dividends paid deduction is summarized below:

	For the Year	For the Year	August 16, 2002
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2002
Dividends Declared	$6,935,352	$3,984,198	$739,923
Less: Return of capital	(3,578,842)	(2,984,941)	(349,076)

Total dividends paid deduction attributable to adjusted taxable income	$3,356,510	$999,257	$390,847

A summary of the tax characterization of the dividends paid per common share for the year ended December 31, 2004 and 2003 and for the period August 16, 2002 through December 31, 2002 follows:

	2004	2003	2002
Total dividends declared per share	$0.66	$0.70	$0.13

Ordinary income	48.40%	25.08%	52.82%
Return of capital	51.60%	74.92%	47.18%

	100.00%	100.00%	100.00%

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

STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income related to stock options as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and net income per share for the years ended December 31, 2004 and 2003 and for the period August 16, 2002 through December 31, 2002 would have been reduced to the pro forma amounts indicated below:

	For the Year	For the Year	August 16,2002
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2004	2003	2002
Net income as reported	$4,052,846	$1,248,014	$43,260
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(137,396)	(174,668)	(164,032)

Pro forma net income (loss) per share	$3,915,450	$1,073,346	$(120,772)

As reported	$0.39	$0.21	$0.01
Pro forma	$0.38	$0.18	$(0.02)

The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	For the Year	For the Year	August 16,2002
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2004	2003	2002
Dividend yield	8%	8%	8%
Volatility	22.26%	42.47%	42.47%
Risk-free interest rate of options granted on 8/16/02 with expected life of five years	—	—	3.25%
Risk-free interest rate of options granted on 8/16/02 with expected life of seven years	—	—	3.82%
Risk-free interest rate of options granted on 12/19/02 with expected life of seven years	—	—	3.65%
Risk-free interest rate of options granted on 3/19/03 with expected life of seven years	—	3.52%	—
Risk-free interest rate of options granted on 8/5/03 with expected life of seven years	—	3.84%	—
Risk-free interest rate of options granted on 7/27/04 with expected life of seven years	4.19%	—	—
Expected life of options with one year vesting period	5 years	N/A	5 years
Expected life of options with four year vesting period	7 years	7 years	7 years
Weighted-average fair value per share of options granted	$1.79	$2.21	$2.33

DERIVATIVE FINANCIAL INSTRUMENTS

The Company complies with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and No. 138. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will use derivative financial instruments such as interest rate swaps to mitigate its interest rate risk. SFAS 133 requires that the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income while the ineffective portion of the derivative’s change in fair market value be recognized immediately in earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments including indebtedness, which is discussed in Footnote 8 to the Consolidated Financial Statements.

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

RECLASSIFICATIONS

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform with the 2004 presentation.

3. DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that does not meet the criteria of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. The interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $448,307 and the Company recorded this amount as a liability. During the period August 16, 2002, the Company recognized a loss of $231,818, and for the years ended December 31, 2003 and 2004, the Company recognized a gain of $142,155 and 307,797. This interest rate swap was “paid-off” on March 4, 2005 at a price of approximately $162,000 resulting in an additional gain during the first quarter of 2005 of $68,000. By retiring the swap, the Company will avoid the approximately 17 remaining months of interest cost, which the Company has been paying to the financial institution. The payment made for the month of February, 2005 was $15,458.

The Company has one interest rate swap contract that meets the criteria of SFAS No. 133 to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $153,323 as of December 31, 2004, and was recorded in the balance sheet as an offset to the interest rate swap liability. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

4. DISCONTINUED OPERATIONS

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

The Company has classified operations of one building as discontinued operations at December 31, 2004. As a result, the Company ceased depreciation and classified net income from operations, net of minority interest, of $402,255 and $142,085 as net income from discontinued operations for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company had one building classified as held-for-sale. The following table illustrates the major classes of assets and operations affected by the building identified as held-for-sale at December 31, 2004:

	Year Ended December 31,
	2004	2003
Statement of Operations:
Revenues	$766,359	$376,313
Expenses:
Operating	233,374	107,557
Interest	—	24,216
Depreciation and Amortization	116,884	93,633

Operating Income	416,101	150,907
Minority Interest expense -operating and other income	13,846	8,822

Income from discontinued Operations	$402,255	$142,085

December 31, 2004
Balance Sheet:
Real estate investments, net	$4,891,700
Other Assets	484,058

Total Assets	$5,375,758

Accrued expenses	$72,632
Other Liabilities	164,463
Equity	5,138,663

Total Liabilities and Equity	$5,375,758

5. RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term. The Company also pays this company $5,031 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The Company also pays $3,000 per month to this company for human resources and employee search services. The Company also occasionally uses a private jet partially owned by this company. This use is usually for capital raise and acquisitions activities. The Company pays an hourly rate for it’s use of the jet that the Company believes is a standard market rate, but does not include leases, time share expenses or other fixed costs of the affiliated company.

During 2004, the employees of the Company also participated in a healthcare plan that was for the benefit of the employees of the company described above. The participation was at competitive or market rates. The employees of the Company have now joined a Group Plan separate from the affiliated company.

HADC provides property management to a property that is, not owned by the Company, but in which executive officers of the Company have a minority ownership position. This property pays a market rate for this management service. HADC also uses the services of National Healthcare Associates (NHA) which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.

6. ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF REVENUES EARNED

     At December 31, 2004, the estimated period to complete contracts in process ranges from one month to three years, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within this time period. The following summarizes contracts in process at:

	DECEMBER 31,
	2004	2003	2002
Costs incurred on Uncompleted Contracts	$770,208	$1,631,360	$9,540,530
Estimated Earnings	268,566	784,306	1,606,525

	1,038,774	2,415,666	11,147,055
Less Billings to Date	1,127,674	2,567,817	10,282,538

	$(88,900)	$(152,151)	$864,517

Contracts in progress at December 31, 2004, 2003 and 2002 are included in the balance sheets under the following captions:

	DECEMBER 31,
	2004	2003	2002
Receivables on Construction and Consulting Contracts	$2,489	$—	$1,268,785
Billings in Excess of Revenue Earned	(91,389)	(152,151)	(404,268)

	$(88,900)	$(152,151)	$864,517

7. CONCENTRATION OF CREDIT RISK

Five of the Company’s thirty-nine buildings are located in Las Vegas, Nevada. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s thirty-nine buildings. These four buildings have a cost basis of approximately $39.3 million and the leases generate approximately $4.1 million of yearly revenue. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care and health insurance.

On September 20, 2004, the Company acquired a Class A multi-tenant medical office building in Phoenix, Arizona for $46.0 million, which as of December 31, 2004 represents 15.55% of annualized rental revenue for the year ended December 31, 2004. This four-story property, built in 1998, consists of 152,600 rentable square feet and is currently 99.7% occupied. The largest tenant, occupying 30.1% of the building, or 46,000 rentable square feet, is Biltmore Surgery Center, Inc., a wholly-owned subsidiary of IASIS Healthcare® Corporation, that operates Biltmore Surgical & Recovery Care Center. IASIS Healthcare owns and operates medium-size acute care hospitals in urban and suburban markets. Other significant tenants in the property include Biltmore Orthopedic Surgeons, L.L.C. (30,000 rentable square feet or 19.7% of the building) and The Orthopedic Clinic Association, P.C. (19,185 rentable square feet or 12.6% of the building).

8. INDEBTEDNESS

The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% (weighted average interest of 4.60% at December 31, 2004) depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at December 31, 2004 was $23.4 million. The credit facility matures in September 2005.

The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed, for a term of one year, on October 1, 2004, and has a variable interest rate of prime minus 0.75% (4.50% at December 31,2004). The amount outstanding at December 31, 2004 was $2 million.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (POB) in Houston, TX. These projects are being developed by the Company’s taxable REIT subsidiary and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the subject real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at Prime plus 1% for the hospital and Prime plus .25% for the POB, with principal due at maturity. There were no outstanding balances on these loans as of December 31, 2004.

In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of December 31, 2004 were $5 million and $844,000, respectively.

The following is a summary of the outstanding mortgage debt, excluding the facilities mentioned above, as of December 31,

	2004	2003
Fixed rate secured debt, weighted average interest of 6.90 % at December 31, 2004 and 7.34% at December 31, 2003, maturity dates ranging from 2008 to 2027	$129,236,085	$72,893,444
Variable rate secured debt, interest rate of 5.38% at December 31, 2004, maturity date of 2006	22,618,155	—
Variable rate secured debt, interest rate of 3.82% at December 31, 2004, and 2.78% at December 31, 2003, maturity date of 2006	4,000,000	4,000,000

	$155,854,240	$76,893,444

Included in the amounts shown as outstanding are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of debt premiums on all loans as of December 31, 2004 is $4,167,697. The total unpaid principal as of December 31, 2004 was $151,686,543.

At December 31, 2004, scheduled amortization and maturities of indebtedness for the next five years and thereafter follows:

Total Scheduled
Year of Maturity	Payments
2005	$27,928,788
2006	34,022,681
2007	2,247,682
2008	11,694,755
2009	27,163,054
Thereafter	79,908,865

$182,965,824

The Company expects to renew the syndicated line of credit facility, which has a balance outstanding of $23.4 million at December 31, 2004, when it comes due in September 2005.

9. INCOME TAXES

Income taxes are provided for the tax effects of transactions reported by the Operating partnership’s wholly-owned taxable REIT subsidiary, HADC.

The components of the provision for income taxes are as follows for the years ended December 31, 2004, 2003, and 2002:

	December 31,
	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	48,878	(126,060)	(333,498)
State	6,983	(18,009)	(47,643)

	55,861	(144,069)	(381,141)

Net tax expense (benefit)	$55,861	$(144,069)	$(381,141)

Differences in income taxes at the statutory rate and the Company’s actual provision for 2004 and 2003 result primarily from the Company’s dividends paid deductions as a REIT and the establishment of a deferred tax asset valuation allowance. Differences in income taxes at the statutory rate and actual provision for 2002 relate primarily to a wholly-owned limited liability subsidiary of the Predecessor, which was not subject to tax.

The net deferred tax asset at December 31, 2004 and 2003 consists of the following components:

	December 31,
	2004	2003
Deferred tax asset	$408,735	$517,557
Less Valuation Allowance	(114,000)	(114,000)

Total Deferred Tax Asset	294,735	403,557
Deferred tax liability	(53,138)	(106,099)

Net deferred tax asset	$241,597	$297,458

The deferred tax asset primarily consists of a net operating loss carry forward. The deferred tax liability is the result of a cash to accrual adjustment, which is being phased in over four years, as HADC was a cash basis tax payor until January 1, 2002.

In assessing the potential use of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the net deferred tax asset will be realized.

At December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $939,520 which are available to offset future federal and state taxable income, if any, through 2023.

10. STOCK BASED COMPENSATION

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

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	256,500	$12.00	139,500	$12.00	—	$12.00
Granted	129,000	12.00	129,000	12.00	139,500	12.00
Exercised	—	12.00	—	12.00	—	12.00
Forfeited	(8,700)	12.00	(12,000)	12.00	—	12.00

Outstanding, end of year	376,800	$12.00	256,500	$12.00	139,500	$12.00

Options exercisable, end of year	223,000		145,000		54,900

Weighted-average fair value of options granted during the year	$1.79		$2.21		$2.33

The stock options outstanding at December 31, 2004 had a weighted average remaining contractual life of 6.48 years.

All options to employees vest at the rate of 20% per year commencing on the grant date except for options to purchase 28,534 and 6,534 common shares issued to Messrs. Klipsch and Farrar, respectively, on August 16, 2002, 50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 21,466 common shares issued to both Messrs. Klipsch and Farrar on August 16, 2002, 8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years. Also excluded for the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 5, 2003 of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 1, 2004 of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date.

Options to trustees vest at the rate of 50% per year commencing on the first anniversary of the grant date except for options to purchase 8,000 shares issued to trustees on August 16, 2002 which were 100% vested on the grant date.

On October 1, 2004, the Company granted 18,300 restricted common shares to employees and board members. The shares for board members vest on the first anniversary of the date of grant while the shares for employees vest over three years (1/3 on each anniversary) provided that they remain in the continuous full-time employ of the Company. In the interim restricted shareholders will receive dividends on the shares. Upon vesting, shares will be certificated. One board member forfeited 300 common shares due to resignation therefore there were 18,000 restricted common shares at December 31, 2004. At December 31, 2004, no restricted shares were vested. The amount of compensation cost was based upon the fair market value of the shares at date of grant and is amortized on a straight-line basis over the vesting period. The compensation cost that was charged against income for this plan was $22,930 for 2004.

11. RETIREMENT PLAN

The Company has a 40l(k) retirement plan. New employees must be employed for six consecutive months before becoming eligible for semiannual enrollment. The Company contributes a matching contribution equal to 50% of employee contributions. The maximum amount of matching contributions paid by the Company is 3% of the employee’s salary which vests 20% per year. Total contributions for the year ended December 31, 2004 and 2003 amounted to $23,702 and $32,267, respectively.

12. LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions requiring tenants to pay pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At December 31, 2004, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

2005	$28,802,864
2006	26,804,315
2007	23,884,654
2008	19,076,956
2009	13,861,408
Thereafter	74,801,912

$187,232,109

13. SEGMENT REPORTING

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

The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the years ended 2004, 2003 and 2002, and the assets for each of the reportable segments as of December 31, 2004 and 2003, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:

REVENUES FOR SEGMENTS

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
	(Company)	(Company)	(Combined)
REVENUES
Rental Operations:
Rental Income	$30,074,202	$13,652,932	$2,274,130
Service Operations:
Development and Project Management Fees	1,848,691	3,660,696	11,704,475

Consolidated Revenue from Continuing Operations	31,922,893	17,313,628	13,978,605

Discontinued Operations	766,359	376,313	—

Consolidated Revenue	$32,689,252	$17,689,941	$13,978,605

FFO FOR SEGMENTS

	YEARS ENDED DECEMBER 31
	2004	2003	2002
	(Company)	(Company)	(Combined)
FUNDS FROM OPERATIONS
Rental Operations	$22,154,586	$11,312,082	$1,986,416
Service Operations	139,652	(459,346)	627,246

Total Segment FFO	22,294,238	10,852,736	2,613,662

Non Segment FFO:
Interest Income (Expense), net	(8,137,110)	(3,302,153)	(49,260)
General and Administrative Expenses	(3,275,897)	(2,693,805)	(3,115,768)
Other Expenses	(128,941)	(249,581)	(80,039)
Loss on abandoned Due Diligence	—	(208,922)	—
Interest Rate Swap	307,797	142,155	(231,818)
Income Tax Benefit	(55,861)	144,069	381,141
Minority Interest in Net Income	(161,259)	(109,178)	(9,003)
Minority Interest Share of Depreciation and Amortization	(247,077)	(216,204)	—

Consolidated FFO	10,595,890	4,359,117	(491,085)

Depreciation and Amortization	(6,790,121)	(3,327,307)	(481,256)
Minority Interest Share of Depreciation and Amortization	247,077	216,204	—

Net Income Available for Common Shareholders	$4,052,846	$1,248,014	$(972,341)

ASSETS FOR SEGMENTS

	December 31,	December 31,
	2004	2003
Assets
Rental Operations	$312,524,255	$167,515,439
Service Operations	991,294	1,112,039

Total Segment Assets	313,515,549	168,627,478
Non-Segment Assets	10,814,834	19,265,035

Consolidated Assets	$324,330,383	$187,892,513

14. SUBSEQUENT EVENTS

On February 2, 2005, the Company completed the sale of its Port St Lucie property, Morningside Plaza, which was classified as held-for-sale as of December 31, 2004 for $6.65 million.

On February 28, 2005, the Company completed the purchase of a $9.82 million medical office building in Suwanee, Georgia by securing a mortgage in the amount of $6.27 million with the balance being paid from a draw on the Company’s line of credit.

SELECTED QUARTERLY FINANCIAL INFORMATION
(Unaudited)

	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	December	September	June	March	December	September	June	March
	31, 2004	30, 2004	30, 2004	31, 2004	31, 2003	30, 2003	30, 2003	31, 2003
Corporate and Rental Operations:
Revenues	$9,359,371	$7,548,596	$6,836,228	$6,330,006	$4,522,538	$4,191,200	$3,028,648	$1,910,545
General and administrative expense	970,926	838,746	765,431	700,793	697,821	667,094	674,045	654,845
Income from corporate and rental operations	1,319,243	942,012	1,121,671	809,146	475,566	657,766	339,273	356,315

Service Operations (HADC):
Revenues	617,013	246,481	464,955	520,242	448,774	387,176	760,685	2,064,061
General and administrative expense	183,744	35,548	121,701	89,018	56,281	142,576	215,916	409,679
Income (Loss) from service operations	68,462	51,929	(16,937)	(19,663)	(33,356)	(67,746)	(234,617)	(311,627)

Consolidated net income (loss) available for common shares	$1,279,880	$909,323	$1,082,648	$780,996	$450,108	$554,914	$98,429	$144,563
Basic and diluted income (loss) per common share	$0.11	$0.09	$0.11	$0.08	$0.07	$0.10	$0.02	$0.03
Weighted average common shares	11,608,147	9,964,562	9,948,106	9,948,049	6,154,259	5,691,710	5,691,710	5,691,710

SCHEDULE III

WINDROSE MEDICAL PROPERTIES TRUST
REAL ESTATE AND ACCUMULATED
DEPRECIATION
DECEMBER 31, 2004
(IN THOUSANDS)

						Cost
						Capitalized	Gross Book Value 12/31/2004
						Subsequent	Land /
	Geographical	Building		Initial Cost		to	Land	Buildings /
Development	Location	Type	Encumbrance	Land	Building	Acquisition	Improvements	TI	Total
310 Building	Nashville, TN	Medical Office	$—	$591	$5,246	$138	$591	$5,384	$5,975
		Building
Biltmore Medical Mall	Phoenix, AZ	Medical Office	32,302	—	42,566	64	—	42,630	42,630
		Building
Central Medical Park (9 Buildings)	Durham, NC	Medical Office	8,271	1,504	12,215	38	1,504	12,253	13,757
		Building
Coral Springs Surgical Center	Coral Springs, FL	Medical Office	3,338	762	6,888	41	762	6,929	7,691
		Building
Cooper Voorhees Medical Mall	Voorhees, NJ	Medical Office	22,618	3,217	28,603	(2)	3,217	28,601	31,818
		Building
Elm Street Professional Plaza	Reno, NV	Medical Office	9,376	1,296	10,974	406	1,296	11,380	12,676
		Building
Gateway East Medical Office Buildings (3 Buildings)	El Paso, TX	Medical Office	5,866	796	7,627	126	796	7,753	8,549
		Building
Methodist Medical Building	Sacramento, CA	Medical Office	5,356	—	9,225	51	—	9,276	9,276
		Building
Morningside Professional Plaza	Port St. Lucie, FL	Medical Office	—	499	4,333	78	499	4,411	4,910
		Building
Mount Vernon Medical Center	Atlanta, GA	Medical Office	14,729	2,229	21,585	48	2,229	21,633	23,862
		Building
OrthoLink — East/West Medical Center	Austell, GA	Ambulatory Surgery Center/	4,662	658	5,958	21	658	5,979	6,637
		Physician Group Clinic
OrthoLink — Guinnett Center for Specialty Medicine I	Lawrenceville, GA	Ambulatory Surgery Center/	5,031	743	6,326	14	743	6,340	7,083
		Physician Group Clinic
OrthoLink — Guinnett Center for Specialty Medicine II	Lawrenceville, GA	Medical Office	2,582	342	2,815	10	342	2,825	3,167
		Building
Park Medical Center	Charlotte, NC	Medical Office	3,820	559	5,223	45	559	5,268	5,827
		Building
Partell Medical Center	Las Vegas, NV	Medical Office	4,897	1,333	6,318	38	1,333	6,356	7,689
		Building
Rush Copley Medical Office Building	Aurora, IL	Medical Office	4,000	661	5,226	—	661	5,226	5,887
		Building
Sierra Health Services (4 Buildings)	Las Vegas, NV	Outpatient Treatment and	8,798	3,924	33,464	10	3,924	33,474	37,398
		Diagnostic Facility
Stone Oak Physicians Plaza (2 Buildings)	San Antonio, TX	Medical Office	7,046	1,103	10,512	12	1,103	10,524	11,627
		Building
Tomball Professional Atrium Building	Tomball, TX	Medical Office	3,189	513	4,403	213	513	4,616	5,129
		Building
Trinity West Medical Plaza	Lewisville, TX	Medical Office	—	—	7,021	2	—	7,023	7,023
		Building
Urology Center of Florida	Ocala, FL	Ambulatory Surgery Center/	—	486	4,212	—	486	4,212	4,698
		Physician Group Clinic
Urology Center of the South	Germantown, TN	Ambulatory Surgery Center/	—	2,640	7,625	222	2,640	7,847	10,487
		Physician Group Clinic
West Pearland Professional Center I	Pearland, TX	Medical Office	2,607	381	3,637	1	381	3,638	4,019
		Building
West Pearland Professional Center II	Pearland, TX	Medical Office	1,934	438	3,804	—	438	3,804	4,242
		Building
Winn Way	Decatur, GA	Medical Office	1,265	180	1,419	21	180	1,440	1,620
		Building

TOTAL PORTFOLIO			$151,687	$24,855	$257,225	$1,597	$24,855	$258,822	$283,677

SCHEDLUE III
 WINDROSE MEDICAL PROPERTIES TRUST
REAL ESTATE AND ACCUMULATED
DEPRECIATION
DECEMBER 31, 2004
(DOLLARS IN THOUSANDS)

		Year
	Accumulated	Constructed/	Year	Depreciable
Development	Depreciation	Renovated	Acquired	Life
310 Building	$213	1986	2003	40 Years
Biltmore Medical Mall	296	1998	2004	40 Years
Central Medical Park (9 Buildings)	36	1980-1998	2004	40 Years
Coral Springs Surgical Center	159	1993	2004	40 Years
Cooper Voorhees Medical Mall	654	1997	2004	40 Years
Elm Street Professional Plaza	276	1991	2003	40 Years
Gateway East Medical Office Buildings (3 Buildings)	303	1982	2003	40 Years
Methodist Medical Building	239	1990	2003	40 Years
Morningside Professional Plaza	142	1994/1998	2003	40 Years
Mount Vernon Medical Center	853	1992	2003	40 Years
OrthoLink - East/West Medical Center	73	1999	2004	40 Years
OrthoLink - Guinnett Center for Specialty Medicine I	81	2001	2004	40 Years
OrthoLink - Guinnett Center for Specialty Medicine II	35	2002	2004	40 Years
Park Medical Center	273	1988	2002	40 Years
Partell Medical Center	339	1991	2002	40 Years
Rush Copley Medical Office Building	184	1996	2003	40 Years
Sierra Health Services (4 Buildings)	1,973	1982/1985/1998	2002	40 Years
Stone Oak Physicians Plaza (2 Buildings)	418	1999/2000	2003	40 Years
Tomball Professional Atrium Building	179	1982	2003	40 Years
Trinity West Medical Plaza	161	1997	2004	40 Years
Urology Center of Florida	172	1991	2003	40 Years
Urology Center of the South	456	2002	2002	40 Years
West Pearland Professional Center I	144	2000	2003	40 Years
West Pearland Professional Center II	24	2002	2004	40 Years
Winn Way	58	1971/1998	2003	40 Years

TOTAL PORTFOLIO	$7,741

	Gross Real Estate Asset			Accumulated Depreciation
	2004	2003	2002	2004	2003	2002
Balance at beginning of year	$158,218,869	$61,086,357	$—	$2,740,281	$407,018	$—
Acquisitions	125,458,256	97,132,512	61,086,357	—	—	—
Depreciation/Amortization Expense	—	—	—	5,001,051	2,333,263	407,018

Balance at end of year	$283,677,125	$158,218,869	$61,086,357	$7,741,332	$2,740,281	$407,018

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT TITLE
3.01	Registrant’s Articles of Incorporation.*

3.02	Registrant’s Bylaws.*

4.03	Form of Common Share Certificate.*

4.04	Form of Warrant.**

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.*

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.*+

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.*

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.*

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.*

10.07	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.*

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.*+

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.*+

10.10	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties L.P. and Fred S. Klipsch, dated February 21, 2005.***** +

10.11	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties L.P. and Frederick L. Farrar, dated February 21, 2005.*****+

10.12	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.*

10.13	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.*

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.*

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.*+

10.16	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.*+

10.17	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.*

10.18	Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to Charles Lanham.*

10.19	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.*

10.20	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.*

10.21	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.*

10.22	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.*****

10.23	Secured Construction Loan Facility with Huntington National Bank, dated as of December 3, 2004.****

21.01	List of Subsidiaries of the Registrant.**

23.01	Consent of KPMG LLP.****

31.04	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of

EXHIBIT
NUMBER	EXHIBIT TITLE
2002.****

31.05	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

31.06	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

***	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

****	Filed herewith.

*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2005 and incorporated by reference herein.

******	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

+	Management contract or compensatory plan arrangement.