Form 10-K/A
period 2004-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-03-15
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1
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

Title of Each Class:

None:

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes: ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ☑     No ☐

Aggregate market value of the voting stock held by non-affiliates of the Registrant: $105,550,710 as of June 30, 2004 and $163,925,175 as of February 28, 2005.

As of February 28, 2005, there were 11,642,413 common shares outstanding.

Documents incorporated by reference:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2004, and to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders to be held on April 26, 2005, are incorporated by reference into Part III.

EXPLANATORY NOTE
SIGNATURES
SIGNATURES
EX-21.01 LIST OF SUBSIDIARIES

EXPLANATORY NOTE

On March 14, 2005, Windrose Medical Properties Trust filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 has been filed to correct the inadvertent error on page 39, under the caption “Signature” by changing the dates of the conformed signatures on page 39 from March 14, 2004 to March 14, 2005. This Amendment No. 1 has also been filed to correct an inadvertent omission by updating a previously filed exhibit, Exhibit 21.01, to include all new subsidiaries of the Company since this exhibit was last filed. As a result, the exhibit index on page 37, under Part IV (3) has also been amended to state that Exhibit 21.01 is “filed herewith”. We have not made any other changes.

The corrected pages follow.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2005.

WINDROSE MEDICAL PROPERTIES TRUST
By:	/s/ C. DOUGLAS HANSON
C. Douglas Hanson
Chief Financial Officer

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

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.*
10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.*
10.10	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Fred S. Klipsch, dated February 21, 2005.*****
10.11	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Frederick L. Farrar, dated February 21, 2005.*****
10.12	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.*

36

EXHIBIT
NUMBER	DESCRIPTION
10.13	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.*
10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.*
10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.*
10.16	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.*
10.17	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.*
10.18	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Charles Lanham.*
10.19	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.*
10.20	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.*
10.21	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.*
10.22	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.*****
10.23	Secured Construction Loan Facility with Huntington National Bank, dated as of December 3, 2004.****
21.01	List of Subsidiaries of the Registrant.****
23.01	Consent of KPMG LLP.****
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.03	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****
32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.****

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

***	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

****	Filed herewith.

*****	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2005 and incorporated by reference herein.

******	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

37

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

38

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

WINDROSE MEDICAL PROPERTIES TRUST (Registrant)
Date: March 14, 2005	By:	/s/ FRED S. KLIPSCH
FRED S. KLIPSCH
CHAIRMAN, CHIEF EXECUTIVE OFFICER, AND TRUSTEE (PRINCIPAL EXECUTIVE OFFICER)

By:	/s/ C. DOUGLAS HANSON
C. DOUGLAS HANSON
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ FRED S. KLIPSCH FRED S. KLIPSCH	Chairman, Chief Executive Officer, and Trustee (Principal Executive Officer)	March 14, 2005
/s/ FREDERICK L. FARRAR FREDERICK L. FARRAR	President, Chief Operating Officer and Treasurer	March 14, 2005
/s/ BRYAN MILLS BRYAN MILLS	Trustee	March 14, 2005
/s/ STEPHEN GOLDSMITH STEPHEN GOLDSMITH	Trustee	March 14, 2005
/s/ BRUCE M. JACOBSON BRUCE M. JACOBSON	Trustee	March 14, 2005
/s/ JEAN L. WOJTOWICZ JEAN L. WOJTOWICZ	Trustee	March 14, 2005
/s/ DAVID L. MARAMAN DAVID L. MARAMAN	Trustee	March 14, 2005
/s/ DARRELL E. ZINK, JR. DARRELL E. ZINK, JR.	Trustee	March 14, 2005

39