Form 10-Q
period 2005-03-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-05-10
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 2, 2005, there were 13,709,684 shares of the Company’s common stock, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4: CONTROLS AND PROCEDURES	18

PART II — OTHER INFORMATION	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 6. EXHIBITS	19

SIGNATURES	20
EX-10.24 AMENDED CREDIT AGREEMENT 12/30/03
EX-10.25 REPLACEMENT CREDIT NOTE 12/30/03
EX-10.26 REPLACEMENT CREDIT NOTE 12/30/03
EX-10.27 REPLACEMENT CREDIT NOTE 12/30/03
EX-10.28 REPLACEMENT CREDIT NOTE 12/30/03
EX-10.29 REPLACEMENT CREDIT NOTE 12/30/03
EX-31.01 SECTION 302 CERTIFICATION OF THE CEO
EX-31.02 SECTION 302 CERTIFICATION OF THE CFO
EX-31.03 SECTION 302 CERTIFICATION OF THE COO
EX-32.01 SECTION 906 CERTIFICATION OF THE CEO
EX-32.02 SECTION 906 CERTIFICATION OF THE CFO
EX-32.03 SECTION 906 CERTIFICATION OF THE COO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

REAL ESTATE INVESTMENTS:
Land and Land Improvements	$25,355,325	$24,356,089
Buildings and Tenant Improvements	262,898,834	254,411,057
Construction in Progress	25,215,612	16,452,974
Acquired Lease Intangibles	13,208,703	12,914,079

Gross Real Estate Investments	326,678,474	308,134,199

Accumulated Depreciation	(9,207,309)	(7,634,900)
Accumulated Lease Intangible Amortization	(3,627,918)	(2,906,478)

Accumulated Depreciation and Amortization	(12,835,227)	(10,541,378)

Net Real Estate Investments Held for Sale	—	4,891,700

NET REAL ESTATE INVESTMENTS	313,843,247	302,484,521

Cash and Cash Equivalents	8,474,959	9,012,746
Prepaid Expenses	424,093	464,252
Receivables on Construction and Consulting Contracts	268,448	245,078
Receivables from Tenants, Net of Allowance of $211,544 and $101,215	1,558,504	1,492,456
Revenues in Excess of Billings	75,358	2,489
Straight-line Rent Receivable	3,304,112	2,872,881
Deferred Financing Fees, Net of Accumulated Amortization of $1,143,569 and $929,193	1,204,806	1,401,682
Escrow Deposits and Other Assets	7,330,269	6,354,278

TOTAL ASSETS	$336,483,796	$324,330,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured Debt	$173,346,456	$187,133,521
Billings in Excess of Revenues Earned	130,658	91,389
Accounts Payable and Accrued Expenses	4,316,217	4,982,137
Consulting and Construction Payables	3,090,195	2,174,287
Tenant Security Deposits and Prepaid Rents	3,792,124	3,919,673
Other Liabilities	851,208	1,008,404

TOTAL LIABILITIES	185,526,858	199,309,411

Minority Interest	5,678,694	5,615,379

SHAREHOLDERS’ EQUITY
Common Shares of Beneficial Interest ($.01 par value); 100,000,000 Shares Authorized, 13,704,284 and 11,638,513 Issued and Outstanding	137,043	116,385
Additional Paid In Capital	152,554,841	125,658,593
Accumulated Other Comprehensive Income	160,068	153,323
Deferred Stock Compensation	(887,803)	(207,356)
Distributions in Excess of Net Income	(6,685,905)	(6,315,352)

TOTAL SHAREHOLDERS’ EQUITY	145,278,244	119,405,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$336,483,796	$324,330,383

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2005	2004
RENTAL OPERATIONS:

Rental revenues from continuing operations	$9,398,364	$6,330,006

Operating expenses:
Property taxes	834,486	450,892
Property operating expenses	1,851,558	1,284,090
Depreciation and amortization	2,117,028	1,475,469

Total operating expenses	4,803,072	3,210,451

Income from rental operations	4,595,292	3,119,555

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	636,709	520,242

Expenses:
Cost of sales and project costs	262,320	463,996
General and administrative expenses	256,571	89,018

Income (loss) from service operations	117,818	(32,772)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	988,974	700,793

Operating income (loss)	3,724,136	2,385,990

OTHER INCOME (EXPENSES):
Interest income	11,282	10,904
Interest (expense)	(2,658,951)	(1,594,714)
Gain (loss) on interest rate swap	68,429	(54,255)
Other income (expense)	(37,021)	(26,935)

Total other income (expense)	(2,616,261)	(1,665,000)

Income before income taxes and minority interest	1,107,875	720,990

Income tax (expense) benefit	(49,527)	13,109

Income before minority interest	1,058,348	734,099

Minority interest in income of common unit holders and other subsidiaries	(38,815)	(33,298)

Net Income from continuing operations	1,019,533	700,801

Net Income from discontinued operations, net of minority interest	26,207	80,195

Net gain on sale of discontinued operations, net of minority interest	1,214,918	—

Income from discontinued operations	1,241,125	80,195

Net income available for common shareholders	$2,260,658	$780,996

Net income from continuing operations per common share:

Basic and diluted	$0.09	$0.07

Net income from discontinued operations per common share:
Basic and diluted	0.10	0.01

Net income per common share:
Basic and diluted	$0.19	$0.08

Weighted average number of common shares outstanding	11,885,180	9,948,049
Weighted average number of common and dilutive potential common shares	12,287,878	10,306,632

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$2,260,658	$780,996

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Depreciation and amortization	2,117,028	1,519,895
Rental income associated with above (below) market leases	75,515	25,361
Deferred income taxes	45,527	(13,109)
Deferred compensation expense	46,947	—
(Gain) loss on interest rate swap	(68,429)	54,255
Amortization of deferred financing fees	150,537	161,211
Amortization of fair value of debt adjustment	(211,794)	(179,847)
Minority interest in earnings	74,712	36,189
Gain on sale of real estate	(1,250,056)	—
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(108,703)	62,806
Straight line rent receivable	(456,155)	(365,709)
Receivables from tenants	(149,696)	(13,917)
Interest rate swap liability	(161,743)	—
Revenue earned in excess of billings	(72,869)	—
Billings in excess of revenues earned	39,269	(67,513)
Other accrued revenue and expenses	(1,281,721)	(330,920)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,049,027	1,669,698

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(710,545)	(175,893)
Deposits on potential acquisitions	(68,417)	(4,758)
Acquisition of real estate investments	(9,603,328)	(20,111,718)
Development projects	(7,159,993)	—
Other deferred leasing costs	(79,830)	(11,343)
Other deferred costs and other assets	(317,043)	(137,862)
Proceeds from sale of real estate	6,384,873	—

NET CASH USED IN INVESTING ACTIVITIES	(11,554,283)	(20,441,574)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on indebtedness	(698,782)	(325,196)
Draws on line of credit	12,150,000	6,000,956
Paydowns on line of credit	(28,035,281)	—
Proceeds from mezzanine debt	656,000	—
Proceeds from construction debt	2,366,128	—
Cash distributions to shareholders	(2,631,211)	(1,252,176)
Cash distributions to minority interest	(83,390)	(79,163)
Deferred financing costs	(17,500)	(52,233)
Proceeds from issuance of common shares, net	26,261,505	(89` )

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,967,469	4,292,099

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(537,787)	(14,479,777)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,012,746	17,386,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,474,959	$2,907,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $248,620 and $63,253 for the three months ended March 31, 2005 and 2004, respectively	$2,961,975	$1,058,759

Net liabilities (including secured debt) assumed in acquisition of real estate investments	65,860	31,583,593

Reallocation of minority interest	150,373	—

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER	DEFERRED	DISTRIBUTIONS	TOTAL
			PAID-IN	COMPREHENSIVE	STOCK	IN EXCESS OF	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME	COMPENSATION	NET INCOME	EQUITY
Balances at December 31, 2004	11,638,513	$116,385	$125,658,593	$153,323	$(207,356)	$(6,315,352)	$119,405,593

Comprehensive income:

Net income	—	—	—	—	—	2,260,658	2,260,658

Gain on interest rate swap	—	—	—	6,745	—	—	6,745

Comprehensive income available for common shareholders							2,267,403

Reallocation of minority interest	—	—	(150,373)	—	—	—	(150,373)

Issuance of common shares	1,953,500	19,535	25,727,595	—	—	—	25,747,130

Dividend Reinvestment	20	1	281	—	—	—	282

Conversion of units to common shares	5,417	54	78,325	—	—	—	78,379

Excerise of options	56,534	565	677,843	—	—	—	678,408

Offering costs	—	—	(164,314)	—	—	—	(164,314)

Deffered Stock Compensation	50,300	503	726,891	—	(680,447)	—	46,947

Dividends	—	—	—	—	—	(2,631,211)	(2,631,211)

Balances at March 31, 2005	13,704,284	$137,043	$152,554,841	$160,068	$(887,803)	$(6,685,905)	$145,278,244

     See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS

The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the balance sheet as of December 31, 2004. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

2.	THE COMPANY

The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties L. P. (the “Operating Partnership”). The Company is the general partner of the Operating Partnership and owns approximately 97.6% of the Operating Partnership as of March 31, 2005. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.

The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”) through Hospital Affiliates Development Corporation “HADC”, a wholly-owned taxable REIT subsidiary of the Operating Partnership.

3.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unitholders, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.

The following table reconciles the components of basic and diluted net income per common share:

	Three months ended March 31,
	2005	2004
Basic net income available for common shares	$2,260,658	$780,996
Minority interest in earnings of common unitholders	66,604	28,150

Diluted net income available for common shares	$2,327,262	$809,146

Weighted average number of common shares outstanding	11,885,180	9,948,049
Weighted average common units outstanding (1)	345,417	358,583
Dilutive shares for stock based compensation plan	57,281	—

Weighted average number of common shares and dilutive potential shares	12,287,878	10,306,632

(1)	The outstanding limited partners’ common units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating earnings per diluted share, the number of shares would increase by the weighted average common units outstanding and net income would also increase at a proportionate rate, thus there would be no change to diluted earnings per share.

4.	STOCK BASED COMPENSATION

The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123, the Company’s net income and net income per share for the three months ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	20005	20004
Net income as reported	$2,260,658	$780,996
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(26,146)	(47,261)

Pro forma net income per share	$2,234,512	$733,735

As reported	$0.19	$0.08
Pro forma	$0.19	$0.07

On February 15, 2005, the Company granted 50,000 restricted common shares to Fred S. Klipsch, our chairman and chief executive officer, and Frederick L. Farrar, our president and chief operating officer under the Windrose Medical Properties Trust 2002 Stock Incentive Plan. 2,000 and 1,600 of the restricted common shares granted to Messrs. Klipsch and Farrar, respectively, vested on the date of grant and 875 and 575 vest quarterly for Messrs. Klipsch and Farrar, respectively until the restricted shares are 100% vested. At March 31, 2005, a total of 5,050 restricted shares were vested. The amount of compensation cost was based upon the fair market value of all restricted shares at date of grant and is amortized on a straight-line basis over the vesting period. The compensation cost that was charged against income for all restricted shares granted as of March 31, 2005 was $46,947 for the three months ended March 31, 2005.

5.	DERIVATIVE INSTRUMENTS

The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $160,068, as of March 31, 2005, and was recorded On the balance sheet as an interest rate swap asset. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $448,307 and the Company recorded this amount as a liability. The Company paid $161,743 to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133, to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the three months ended March 31, 2004 and 2005, the Company recognized a loss of $54,255 and a gain of $68,429 respectively.

6.	REAL ESTATE INVESTMENTS

On March 1, 2005, the Company completed the purchase of two medical office buildings in the Atlanta, Georgia metropolitan area for $9.8 million in cash drawn from the Company’s line of credit. As of March 31, 2005, the Company owned forty-three buildings consisting of 1,429,765 rentable square feet, which included four diagnostic centers, four ambulatory surgery centers and thirty-five medical office buildings.

The Company utilizes the guidelines established under the Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.

On February 2, 2005, the Company disposed of its Port St. Lucie property, Morningside Plaza, at a sales price of $6.65 million. As a result, the Company classified net income from operations and sale of the property, net of minority interest, of $1,241,125 and $80,195 as net income from discontinued operations for the three months ended March 31, 2005 and 2004, respectively. The gain on disposal of this property, net of minority interest, of $1,214,918 is included in the net income reported in discontinued operations for the three months ended March 31, 2005.

The following table illustrates the operations of the building sold during the three months ended March 31, 2005:

	Three Months ended March 31,
	2005	2004
Statement of operations:
Revenues	$53,725	$184,397
Expenses:
Operating	17,885	33,305
Real estate taxes	8,875	23,580
Depreciation and amortization	—	44,426

Operating income	26,965	83,086
Minority interest expense - operating	(758)	(2,891)

Income from discontinued operations, before gain on sale	26,207	80,195
Gain on sale of property, net of minority interest	1,214,918	—

Income from discontinued operations	$1,241,125	$80,195

7.	RELATED PARTIES AND OTHER TRANSACTIONS

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. This agreement has been reviewed by management for its fairness relative to market price for services and resources provided. Management has determined that the services provided through this agreement are at a fair market price. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term.

The Company also pays this company $7,292 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The lease for this space was comparatively shopped with lease rates in nearby buildings before the lease was executed. This lease expires on January 31, 2011. Management has determined that the rate per square foot under this lease is at market rates. The Company also pays $3,000 per month to this company for human resources and employee search services. These services include; recruiting, benefits administration, Cobra and ERISA compliance, Labor Law compliance, record keeping and Compensation Plan administration. The services supplied through this agreement are fairly priced. This agreement is renewable annually in January. The Company also occasionally uses a private aircraft partially owned by this company usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft that the Company believes is a standard market rate, but does not pay any leases or time share expenses of the affiliated company relating to the aircraft.

HADC provides property management to an entity that owns a healthcare a property that is not owned by the Company, but in which executive officers of the Company have a minority ownership interest. This entity pays what management has been determined to be a market rate for this management service. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid, and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.

8.	LEASING

The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata shares of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At March 31, 2005, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

2005	$21,904,478
2006	27,522,038
2007	24,330,691
2008	19,189,073
2009	13,873,161
Thereafter	75,086,796

$181,906,237

9.	CONCENTRATION OF CREDIT RISK

A significant number of our properties are located in 4 geographic locations, making us vulnerable to localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market that could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.

At March 31, 2005, we owned properties in four geographic locations in which the total of the properties in each of these geographic locations represented over 10% of our annualized rental revenue as of March 31, 2005. Five of our properties are located in Las Vegas, Nevada and represented approximately 12.5% of our total annualized revenue as of March 31, 2005. One of our properties is located in Phoenix, Arizona and represented approximately 16.1% of our annualized rental revenue as of March 31, 2005. Another seven properties representing approximately 16.2% of our annualized rental revenue as of March 31, 2005 are located in the Atlanta area in Georgia, and one other property located in Voorhees, New Jersey represents 10.6% of our annualized rental revenue as of March 31, 2005. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of our properties, and ultimately on the amounts available for distribution to shareholders.

Sierra Health Services, Inc. is the lease guarantor for four of the Company’s forty-three buildings. These four buildings have a cost basis of approximately $39.3 million and the leases generate approximately $4.2 million of annual revenue on a straight-line basis which is approximately 10.8% of total annualized rental revenue as of March 31, 2005. Established in 1984, Sierra is a publicly held, diversified, managed care holding company based in Las Vegas, Nevada, with operations primarily in managed care and health insurance.

The Company’s multi-tenant medical office building located in Phoenix, Arizona, which has a cost basis of approximately $45.2 million, represented 16.1% of annualized rental revenue as of March 31, 2005, consists of 152,600 rentable square feet and is currently 99.7% occupied. The largest tenant, occupying 30.1% of the building, or 46,000 rentable square feet, is Biltmore Surgery Center, Inc., a wholly-owned subsidiary of IASIS Healthcare® Corporation, that operates Biltmore Surgical & Recovery Care Center. IASIS Healthcare owns and operates medium-size acute care hospitals in urban and suburban markets. Other significant tenants in the property include Biltmore Orthopedic Surgeons, L.L.C. (30,000 rentable square feet or 19.7% of the building) and The Orthopedic Clinic Association, P.C. (19,185 rentable square feet or 12.6% of the building).

10.	INDEBTEDNESS

The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% (weighted average interest of 5.14% at March 31, 2005) depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at March 31, 2005 was $9.6 million. The credit facility matures in September 2005.

The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed on October 1, 2004 for a term of one year, and has a variable interest rate of prime minus 0.75% (4.75% at March 31, 2005). There was no outstanding balance at March 31, 2005.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, TX. These projects are being developed by the Company’s taxable REIT subsidiary, HADC, and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (6.5% at March 31, 2005) for the hospital and prime plus 0.25% (5.75% at March 31, 2005) for the POB, with principal due at maturity. The outstanding construction loan balances for the hospital and POB as of March 31, 2005 were $1.0 million and $1.4 million, respectively.

In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of March 31, 2005 were $5.0 million and $1.5 million, respectively.

The following is a summary of the outstanding mortgage debt, excluding the facilities mentioned above, as of March 31, 2005:

March 31, 2005
Fixed rate secured debt, weighted average interest of 6.91% at March 31, 2005, maturity dates ranging from 2008 to 2027	$128,451,606
Variable rate secured debt, interest rate of 5.875% at March 31, 2005, maturity date of 2006	22,478,721
Variable rate secured debt, interest rate of 4.37% at March 31, 2005, maturity date of 2006	4,000,000

$154,930,328

Included in the amounts shown as outstanding are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of debt premiums on all fixed rate acquisition loans as of March 31, 2005 is $3,942,569. The total unpaid principal as of March 31, 2005 was $150,987,759.

At March 31, 2005, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows:

April — December 2005	$11,408,256
2006	37,054,716
2007	2,257,672
2008	11,702,945
2009	27,163,249
Thereafter	79,817,049

$169,403,887

11.	SEGMENT REPORTING

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

The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months ended March 31, 2005 and 2004, and the assets for each of the reportable segments as of March 31, 2005 and December 31, 2004, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:

	Three months ended March 31,
	2005	2004
REVENUES
Rental Operations:
Rental Income	$9,398,364	$6,330,006
Service Operations:
Development and Project
Management Fees	636,709	520,242

Consolidated Revenue from
Continuing Operations	10,035,073	6,850,248

Discontinued Operations	53,725	184,397

Consolidated Revenue	$10,088,798	$7,034,645

	Three months ended March 31,
	2005	2004
FUNDS FROM OPERATIONS
Rental Operations	$6,739,285	$4,722,536
Service Operations	117,818	(32,772)

Total Segment FFO	6,857,103	4,689,764

Non Segment FFO:
Interest Income (Expense), net	(2,647,669)	(1,583,810)
General and Administrative Expenses	(988,974)	(700,793)
Other Expenses	(37,021)	(26,935)
Gain (Loss) on Interest Rate Swap	68,429	(54,255)
Income Tax Benefit (Expense)	(49,527)	13,109
Minority Interest in Net Income	(74,712)	(36,189)
Minority Interest Share of Depreciation and Amortization	(64,261)	(91,065)

Consolidated FFO	3,063,368	2,209,826

Gain on Sale of Real Estate Properties	1,250,057	—
Depreciation and Amortization	(2,117,028)	(1,519,895)
Minority Interest Share of Depreciation and Amortization	64,261	91,065

Net Income Available for Common Shareholders	$2,260,658	$780,996

	March 31,	December 31,
	2005	2004
Assets
Rental Operations	$325,350,532	$312,524,255
Service Operations	957,851	991,294

Total Segment Assets	326,308,383	313,515,549
Non-Segment Assets	10,175,413	10,814,834

Consolidated Assets	$336,483,796	$324,330,383

12.	SUBSEQUENT EVENTS

On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a Direct Stock Purchase feature. Newly issued common shares purchased under the plan directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. The Company can issue an aggregate of 600,000 newly issued shares under the revised plan. The plan is open to shareholders who are not employees of the Company, and non-shareholders that are either a person of legal age and a resident of the United States or an entity organized in the United States. Non-shareholders can enroll in the plan by making an initial investment of $300. Monthly cash investments per participant are limited to $7,500. In certain circumstances, the Company may grant a waiver and permit greater investments. Participation is entirely voluntary, and participation can begin or terminate at any time. Persons holding common shares that do not participate in this plan will continue to receive any dividends declared in cash.

On May 2, 2005, the Company completed the acquisition of a specialty medical property in the Atlanta, Georgia metropolitan area which is part of a group of three specialty medical properties, two of which were previously acquired on March 1, 2005. The property was purchased for $5.5 million by assuming $3.6 million in debt with the balance paid in cash.

13.	OTHER MATTERS

Reclassifications: Certain 2004 balances have been reclassified to conform to 2005 presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Forward-looking Statements

Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to Windrose Medical Properties Trust’s (the “Company’s”) in-house property management, third party managers, growth of operating results, growth of cash flow, value of portfolio, dividends, capital improvements, debt strategy, growth of occupancy rates, acquisition and development of medical properties, net income, offerings of additional securities, third party fees for HADC’s service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, shelf registration statement and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other factors detailed from time to time in the Company’s press releases and filing with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.

Business Overview

The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of March 31, 2005, the Company owned forty-three (43) buildings consisting of 1,429,765 rentable square feet which included four (4) outpatient treatment diagnostic centers, four (4) ambulatory surgery centers/physician group practice clinics and thirty-five (35) medical office buildings in 23 cities and 10 states. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P. The Company is the sole general partner of the operating partnership and owns approximately 97.6% of the operating partnership as of March 31, 2005. The Company’s operating results are dependent on maintaining and improving the following key elements:

•	occupancy in the properties;

•	acquiring additional quality properties;

•	the desirability of the space;

•	steady tenant relationships; and

•	rental rates at each location.

The Company believes a meaningful in-house property management capability is important to each of these items. The services of in-house property management include leasing, construction, maintenance and other tenant related services. In addition, the Company expects to utilize third party managers in geographic locations where the rentable square footage owned does not justify self-management.

The Company has increased the size of its real estate portfolio and its rental operations in the first quarter of 2005 through the acquisition of two medical office buildings in the Atlanta, Georgia metropolitan area for a total cash purchase price of $9.8 million.

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

Cost of debt and the ratio of debt to equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to lock in low fixed-rate interest debt. Use of variable-rate debt at low interest rates is also part of the Company’s strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable-rate debt (other than variable rate debt which has effectively been fixed by utilizing an interest rate swap) to the amount outstanding on its secured line of credit facility from time to time plus amounts outstanding on the construction loans plus $10 million. Debt amortization and maturities are also important considerations in the Company’s use of debt.

Rental Operations

The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:

Occupancy Analysis

The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of March 31, 2005 and 2004 (square feet in thousands):

Total Rentable
Square Feet		Percent Occupied
As of March 31,		As of March 31,
2005	2004	2005	2004
1,430	1,032	93.4%	94.0%

As of March 31, 2004, the Company’s portfolio consisted of six (6) fully-occupied net lease buildings and nineteen (19) multi-tenant medical office buildings. Since March 31, 2004, the Company has increased the portfolio by adding one (1) fully-occupied net lease building and eighteen (18) multi-tenant medical office buildings.

Lease Expiration and Renewals

The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of March 31, 2005. The table indicates rentable square footage and annualized net effective rents (based on annualized March 2005 monthly rental revenue) under expiring leases:

					Percentage
		Square		Annual Rental	of Annual
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet (1)	Leases	Expiring
April - December 2005	41	107,398	7.51%	2,724,700	7.36%
2006	42	160,960	11.26%	3,935,101	10.63%
2007	52	244,899	17.13%	6,987,649	18.88%
2008	40	198,826	13.91%	6,587,480	17.80%
2009	27	94,106	6.58%	2,724,027	7.36%
Thereafter	61	529,514	37.03%	14,049,110	37.97%

Total	263	1,335,703	93.42%	37,008,067	100.00%

(1)	The Company’s portfolio of properties was 93.4% leased at March 31, 2005, including month-to-month tenants.

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

On March 1, 2005, the Company completed the purchase of two medical office buildings in the Atlanta, Georgia metropolitan area for $9.8 million in cash drawn from the Company’s line of credit. As of March 31, 2005, the Company owned forty-three buildings consisting of 1,429,765 rentable square feet which included four (4) diagnostic centers, four (4) ambulatory surgery centers and thirty-five (35) medical office buildings.

On May 2, 2005, the Company completed the acquisition of a specialty medical property in the Atlanta, Georgia metropolitan area which is part of a group of three specialty medical properties, two of which were previously acquired on March 1, 2005. The property was purchased for $5.5 million by assuming $3.6 million in debt with the balance paid in cash.

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

Funds From Operations (FFO)

Funds from Operations (“FFO”) is used by many industry analysts and investors as a supplemental operating measure of an equity REIT. Historical cost accounting for real estate assets in accordance with generally accepted accounting principles, or GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets, net gain on sale of real estate assets and minority interest. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. FFO should not be considered as an alternative to cash flows from operating, investing and financing activities as a measure of liquidity. The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures.

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

The following is a reconciliation between net income and FFO for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net Income available to common shareholders	$2,260,658	$780,996
Add back (deduct):
Net gain on Sale of Real Estate Properties	(1,250,057)	—
Depreciation and Amortization	2,117,028	1,519,895
Minority interest share of depreciation & amortization	(64,261)	(91,065)

FUNDS FROM OPERATIONS	$3,063,368	$2,209,826

Results of Operations

Comparison of the Three months Ended March 31, 2005 to the Three months Ended March 31, 2004

Rental Operations from Continuing Operations

Rental Revenue

Rental revenue increased by $3.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in rental revenue is reflective of the property acquisitions completed since March 31, 2004. There was no material change in occupancy percentage with respect to rental revenue between properties held as of March 31, 2005 and 2004.

Property Operating Expenses and Real Estate Taxes

Property operating expenses increased by $0.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to the acquisitions completed since March 31, 2004.

Real estate tax expense increased by $0.4 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase in real estate tax expense is reflective of the acquisitions completed since March 31, 2004. There was no material change in the level of real estate tax expense between properties held as of March 31, 2005 and 2004.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase was primarily due to the acquisition of sixteen (16) buildings since March 31, 2004. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions during the first three months of 2005.

Service Operations

Service Operations are conducted by HADC, our fully owned Taxable REIT subsidiary. HADC revenues increased $116,467 in the first quarter of 2005 when compared to the first quarter of 2004. This change is the result of increased billed fee revenue.

HADC expenses are reported as Cost of Sales or as General and Administrative Expenses. The quarterly Cost of Sales for HADC is affected by the amount of direct costs charged to the projects, the number of projects in progress and the amount of overhead costs charged to the projects. As more overhead costs are allocated to projects, Cost of Sales increase and General and Administrative costs decrease. The Cost of Sales and General and Administrative expenses decreased by $201,676 and increased by $167,553 for three months ended March 31, 2005 as compared to the three months ended March 31,2004, respectively. This was the result of higher allocation of direct cost in the three months ended March 31, 2004. The total decrease of Cost of Sales and General and Administrative expenses, combined, was $34,123 for the three months ended march 31, 2005 as compared to the three months ended March 31, 2005.

HADC operating results for the three months ended March 31, 2005 was income of $117,818, as compared to a loss of $32,772 before income tax benefit in the three months ended March 31, 2004. This $150,590 improvement is the result of first quarter 2005 total revenues being $116,447 higher and total expense being $ 34,123 lower.

HADC is managing the construction of the two development projects to be owned by the Company. Use of HADC’s labor, benefit and overhead costs for properties developed for and to be owned by the Company will be capitalized. Third party project development fees performed by HADC depend on the clients achieving certain levels of approvals and funding. Therefore, HADC is not in control of the start dates for these projects and cannot accurately project when the revenue from these projects will be realized.

General and Administrative Expense

General and administrative expenses, at the corporate level, increased by $0.3 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The increase between the two periods is mostly due to additional expenses associated with the growth of the Company, and additional costs associated with compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties and/or additional staff, general or administrative expenses may increase.

Other Income and Expense

Interest expense increased by $1.1 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The interest expense increased because of increased debt outstanding during the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004. The increased debt is a result of the Company’s acquisition of sixteen (16) buildings since March 31, 2004. The Company utilizes a mix of fixed and variable-rate debt. As of March 31, 2005, the face-value balance of fixed-rate mortgage debt was approximately $131 million, secured variable swapped debt was approximately $22 million and the balance of variable-rate mortgage debt was approximately $4 million.

•	The Company assumed $55.0 million of debt as part of property acquisitions since March 31, 2004.

•	The Company drew $2.4 million and $0.6 million on its construction loans and mezzanine loan, respectively during the first three months of 2005 for two development projects in Houston, Texas.

•	The $9.6 million balance on the Company’s lines of credit as of March 31, 2005 was due to borrowings used to fund acquisitions and equity portion of construction.

•	During the first three months of 2005, the Company repaid $0.7 million as scheduled amortization of principal on mortgages.

Discontinued Operations

On February 2, 2005, the Company sold its property in Port St. Lucie, Florida, Morningside Plaza (“Morningside”) because the property no longer fit the Company’s medical portfolio parameters. In 2004, the property was classified as “held-for-sale, thus the operations, until the property was sold, are being reported as discontinued operations as of March 31, 2005. The gain on the disposal of Morningside, net of minority interest, of $1,214,918 is also being reported in the net income from discontinued operations for the three months ended March 31, 2005. As a result, the Company reported $1,241,125 and $80,195 as net income from discontinued operations for the three months ended March 31, 2005 and March 31, 2004, respectively.

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

Acquisitions of Real Estate Assets

In accordance with SFAS 141, “Business Combinations”, the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

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

Valuation of Receivables

The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of March 31, 2005, the Company has reserved $211,544 for doubtful accounts.

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

Liquidity and Capital Resources

Sources of Liquidity

Rental Operations:

The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of, or in a short time following, the actual revenue recognition. The Company is subject to risks of decreased occupancy through market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-leasing of properties, which would result in reduced cash flow from operations.

Secured Credit Facilities:

The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	March 31, 2005
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.0-2.5%	$9,550,000
Working Capital Line of Credit Facility	4,000,000	October 2005	Prime - 0.75%	None

The Company expects to renew the syndicated line of credit facility and the working capital line of credit when they come due.

A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) adjacent to this hospital in Houston, TX. These projects are being developed by HADC and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the subject real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1.0% (6.5% at March 31, 2005) for the hospital and prime plus 0.25% (5.75% at March 31, 2005) for the POB, with principal due at maturity. The outstanding construction loan balances for the hospital and POB as of March 31, 2005 were $1.0 million and $1.4 million, respectively, all of which was funded in the first three months of 2005.

In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of March 31, 2005 were $5.0 million and $1.5 million, respectively, of which $0.6 million was funded in the first three months of 2005.

The maturity dates of the mezzanine and construction loans for the hospital are August 31, 2006 and September 1, 2006, respectively. The maturity dates of the mezzanine and construction loans for the POB are both set at December 1, 2006.

Equity Securities:

In March 2005, the Company issued 1,700,000 common shares at $13.91 per share raising approximately $22.24 million in net proceeds after underwriting discounts and other offering expenses. On March 31, 2005, the underwriters exercised the over-allotment option to purchase 253,500 shares of common stock at the public offering price of $13.91. As a result, the Company received additional net proceeds after underwriting discounts and other offering expenses of $3.34 million. The proceeds from each issuance were used to pay down the Company’s existing indebtedness.

The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $48.4 million has been sold. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties, to fund the repayment of the credit facilities and other long-term debt and for other general corporate purposes.

Uses of Liquidity

Short-Term Uses:

The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for the year ending December 31, 2005 as short-term needs that will be funded from the $60.4 million available on the Company’s syndicated line of credit.

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

Historical Cash Flows

Operating Activities

On March 31, 2005, the Company had $8.5 million of cash and cash equivalents. Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2005. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities

Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $11.6 million for the three months ended March 31, 2005, primarily due to the acquisition of the two medical properties and two development projects by HADC, which was offset by the $6.4 million of proceeds from the sale of the Company’s Port St. Lucie property, Morningside Plaza.

Financing Activities

Net cash provided by financing activities was $10.0 million for the three months ended March 31, 2005. The principal proceeds were generated primarily from draws on the syndicated line of credit and from the Company’s March 2005 equity offering, proceeds of which were used to repay outstanding indebtedness under the lines of credit.

Related Party and Other Transactions

In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.

The Company has an overhead sharing agreement with a company in which executive officers of the Company have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. This agreement has been reviewed by management for its fairness relative to market price for services and resources provided. Management has determined that the services provided through this agreement are at a fair market price. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term.

The Company also pays this company $7,292 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The lease for this space was comparatively shopped with lease rates in nearby buildings before the lease was executed. This lease expires on January 31, 2011. Management has determined that the rate per square foot under this lease is at market rates. The Company also pays $3,000 per month to this company for human resources and employee search services. These services include; recruiting, benefits administration, Cobra and ERISA compliance, Labor Law compliance, record keeping and Compensation Plan administration. The services supplied through this agreement are fairly priced. This agreement is renewable annually in January. The Company also occasionally uses a private aircraft partially owned by this company usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft that the Company believes is a standard market rate, but does not pay any leases or time share expenses of the affiliated company relating to the aircraft.

HADC provides property management to an entity that owns a healthcare a property that is not owned by the Company, but in which executive officers of the Company have a minority ownership interest. This entity pays what management has been determined to be a market rate for this management service. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid, and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.

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

As of March 31, 2005, the face value of the total outstanding mortgage debt of the Company was approximately $151.0 million. The current outstanding debt balances relate to mortgage debt assumed or incurred through the property acquisitions and borrowings under the Company’s line of credit facilities. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is a variable-rate mortgage which had a principal balance outstanding at March 31, 2005 of approximately $4 million. The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. The amount outstanding at March 31, 2005 was $9.6 million. The credit facility matures in September 2005. The Company has a $4 million secured credit facility with Union Planters Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed, for a term of one year, on October 1, 2004, and has a variable interest rate of prime minus 0.75%. There was no amount outstanding at March 31, 2005. A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) in Houston, TX. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1.0% for the hospital and prime plus 0.25% for the POB, with principal due at maturity. The outstanding construction loan balances for the hospital and POB as of March 31, 2005 were $1.0 million and $1.4 million, respectively. A one percentage point fluctuation in market interest rates would have had an approximate $66,000 impact on net earnings during the first three months of 2005.

The Company has one interest rate swap contract that meets the criteria of SFAS 133 to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $160,068 as of March 31, 2005, and was recorded in the balance sheet as an interest rate swap asset. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.

An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $448,307 and the Company recorded this amount as a liability. The Company paid $161,743 to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133, to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the three months ended March 31, 2004 and 2005, the Company recognized a loss of $54,255 and a gain of $68,429 respectively. By retiring the swap, the Company will avoid approximately 16 remaining months of interest cost, which the Company has been paying to the financial institution. The payment made for the month of February 2005 was $15,458.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINDROSE MEDICAL PROPERTIES TRUST

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2005, the Company issued 5,417 shares upon redemption of limited partnership units of the Operating Partnership held by persons who received units in private placements in earlier periods in exchange for their interest in entities that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act. In addition, the Company awarded 50,000 restricted common shares to Fred S. Klipsch, our chairman and chief executive officer, and Frederick L. Farrar, our president and chief operating officer under the Windrose Medical Properties Trust 2002 Stock Incentive Plan pursuant to exemptions from registration provided in Section 4(2) of the Securities Act of 1933. Of these shares, 2,000 and 1,600 of the restricted common shares granted to Messrs. Klipsch and Farrar, respectively, vested on the date of grant and of 875 and 575 vest quarterly for Messrs. Klipsch and Farrar, respectively, until the restricted shares are 100% vested. In addition, Messrs. Klipsch and Farrar exercised options to acquire 50,000 common shares and 6,534 common shares, respectively, on March 23, 2005. Because these options were exercised prior to the Company’s filing of a Form S-8 regarding the 2002 Stock Incentive Plan, Messrs. Klipsch and Farrar were issued unregistered shares of common stock. Pursuant to exemptions from registration provided in Section 4(2) of Securities Act of 1933.

ITEM 6. EXHIBITS

(a)	Exhibits

10.24	Amended and Restated Secured Revolving Credit Agreement dated as December 30, 2003 by and among Windrose Medical Properties, L.P., The Huntington National Bank and each of the lenders listed on the signature pages thereto.

10.25	Replacement Credit Note, dated December 30, 2003, from Windrose Medical Properties, L.P. to The Huntington National Bank.

10.26	Replacement Credit Note, dated December 30, 2003, from Windrose Medical Properties, L.P. to Bank One, NA.

10.27	Replacement Credit Note, dated December 30, 2003, from Windrose Medical Properties, L.P. to Raymond James Bank, FSB

10.28	Replacement Credit Note, dated December 30, 2003, from Windrose Medical Properties, L.P. to First National Bank & Trust.

10.29	Replacement Credit Note, dated December 30, 2003, from Windrose Medical Properties, L.P. to Fleet National Bank.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.03	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

WINDROSE MEDICAL PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST

Dated: May 9, 2005

/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Doug Hanson

Doug Hanson
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Frederick L. Farrar

Frederick L. Farrar
President and Chief Operating Officer