Form 10-K/A
period 2004-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-05-20
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

On March 14, 2005, Windrose Medical Properties Trust (the “Company”) filed its Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2004. On March 15, 2005, the Company filed Amendment No. 1 to the Form 10-K. This Amendment No. 2 has been filed to correct inadvertent typographical errors. The sole purpose of this amendment is to change “quarterly” to “annual” in certain sections of Exhibits 31.04, 31.05 and 31.06 filed herewith. The Company has not made any other changes to the Form 10-K other than those contained in Amendment No. 1 and herein.

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

Schedule III — Real Estate and Accumulated Depreciation.

3. EXHIBITS

The following exhibits are filed with this Form 10-K or incorporated herein by reference to the listed documents previously filed with the Securities and Exchange Commission.

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation.(1)

3.02	Registrant’s Bylaws.(1)

4.01	Form of Common Share Certificate.(1)

4.02	Form of Warrant.(2)

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.(1)

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.(1)

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.(1)

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.(1)

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.(1)

EXHIBIT
NUMBER	DESCRIPTION
10.07
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.(1)

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.(1)

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.(1)

10.10	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Fred S. Klipsch, dated February 21, 2005.(4)

10.11	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Frederick L. Farrar, dated February 21, 2005.(4)

10.12	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.(1)

10.13	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.(1)

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.(1)

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.(1)

10.16	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.(1)

10.17	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.(1)

10.18	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Charles Lanham.(1)

10.19	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.(1)

10.20	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.(1)

10.21	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.(1)

10.22	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.(4)

10.23	Secured Construction Loan Facility with Huntington National Bank, dated as of December 3, 2004.(6)

21.01	List of Subsidiaries of the Registrant.(7)

23.01	Consent of KPMG LLP.*

31.04	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.05	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.06	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

*	Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2005 and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, and incorporated by reference herein.

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

May 19, 2005	WINDROSE MEDICAL PROPERTIES TRUST
	By:	/s/ C. DOUGLAS HANSON
C. Douglas Hanson
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.01	Registrant’s Articles of Incorporation.(1)

3.02	Registrant’s Bylaws.(1)

4.01	Form of Common Share Certificate.(1)

4.02	Form of Warrant.(2)

10.01	Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P.(1)

10.02	Windrose Medical Properties Trust 2002 Stock Incentive Plan.(1)

10.03	Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc.(1)

10.05	Promissory Note dated August 2, 1999 from Park Medical Associates General Partnership to General Electric Capital Corporation.(1)

10.06	Loan Agreement dated August 2, 1999 between General Electric Capital Corporation and Park Medical Associates General Partnership.(1)

10.07
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Park Medical Associates General Partnership to Charles T. Marshall (Trustee) for the benefit of General Electric Capital Corporation.(1)

10.08	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Fred S. Klipsch.(1)

10.09	Form of Change in Control Severance Agreement between Windrose Medical Properties, L.P. and Frederick L. Farrar.(1)

10.10	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Fred S. Klipsch, dated February 21, 2005.(4)

10.11	Employment Agreement between Windrose Medical Properties Trust, Windrose Medical Properties, L.P. and Frederick L. Farrar, dated February 21, 2005.(4)

10.12	Subordinated Promissory Note dated September 28, 2001 from Windrose International L.L.C. to Fred Klipsch.(1)

10.13	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc.(1)

10.14	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale.(1)

10.15	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar.(1)

10.16	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch.(1)

10.17	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development.(1)

10.18	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Charles Lanham.(1)

10.19	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation.(1)

10.20	Secured Revolving Credit Agreement, dated September 27, 2002, by and between Windrose Medical Properties, L.P. and The Huntington National Bank.(1)

10.21	Credit Note, dated September 27, 2002, from Windrose Medical Properties, L.P. to The Huntington National Bank.(1)

10.22	Secured Construction Loan Facility with Huntington National Bank, dated as of September 10, 2004.(4)

10.23	Secured Construction Loan Facility with Huntington National Bank, dated as of December 3, 2004.(6)

EXHIBIT
NUMBER	DESCRIPTION
21.01	List of Subsidiaries of the Registrant.(7)

23.01	Consent of KPMG LLP.*

31.04	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.05	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.06	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

32.03	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.(6)

*	Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186, and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3, Registration No. 333-108659, and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-110612, and incorporated by reference herein.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2005 and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2004, and incorporated by reference herein.