Form 10-Q
period 2005-06-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-08-09
CIK 1173942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
NONE
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 2, 2005, there were 13,817,923 shares of the Company’s common stock, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

REAL ESTATE INVESTMENTS:
Land and Land Improvements	$26,727,888	$24,356,089
Buildings and Tenant Improvements	326,882,146	254,411,057
Construction in Progress	45,203,243	16,452,974
Acquired Lease Intangibles	16,262,892	12,914,079

Gross Real Estate Investments	415,076,169	308,134,199

Accumulated Depreciation	(11,034,401)	(7,634,900)
Accumulated Lease Intangible Amortization	(4,395,418)	(2,906,478)

Accumulated Depreciation and Amortization	(15,429,819)	(10,541,378)

Net Real Estate Investments Held for Sale	—	4,891,700

NET REAL ESTATE INVESTMENTS	399,646,350	302,484,521

Cash and Cash Equivalents	23,432,958	9,012,746
Prepaid Expenses	510,526	464,252
Receivables on Construction and Consulting Contracts	271,646	245,078
Receivables from Tenants, Net of Allowance of $380,544 and $101,215	1,015,788	1,492,456
Revenues in Excess of Billings	2,070	2,489
Straight-line Rent Receivable	3,722,006	2,872,881
Deferred Financing Fees, Net of Accumulated Amortization of $1,370,484 and $929,193	1,124,982	1,401,682
Escrow Deposits and Other Assets	7,010,582	6,354,278

TOTAL ASSETS	$436,736,908	$324,330,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured Debt	$218,053,744	$187,133,521
Billings in Excess of Revenues Earned	158,403	91,389
Accounts Payable and Accrued Expenses	4,140,218	4,982,137
Consulting and Construction Payables	7,233,325	2,174,287
Tenant Security Deposits and Prepaid Rents	4,005,878	3,919,673
Other Liabilities	2,279,649	1,008,404

TOTAL LIABILITIES	235,871,217	199,309,411

Minority Interest	5,638,328	5,615,379

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 issued and outstanding, and no shares issued and outstanding	21,000	—
Common Shares of Beneficial Interest, $.01 par value, 100,000,000 shares authorized, 13,780,153 shares and 11,638,513 shares issued and outstanding	137,802	116,385
Additional Paid In Capital	204,430,524	125,658,593
Accumulated Other Comprehensive Income	103,886	153,323
Deferred Stock Compensation	(841,829)	(207,356)
Distributions in Excess of Net Income	(8,624,020)	(6,315,352)

TOTAL SHAREHOLDERS’ EQUITY	195,227,363	119,405,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,736,908	$324,330,383

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
RENTAL OPERATIONS:

Rental revenues from continuing operations	$10,060,309	$6,872,274	$19,460,540	$13,202,280

Operating expenses:
Property taxes	893,852	578,234	1,728,338	1,016,680
Property operating expenses	2,071,396	1,401,616	3,924,821	2,698,152
Depreciation and amortization	2,303,393	1,507,222	4,420,421	2,982,691

Total operating expenses	5,268,641	3,487,072	10,073,580	6,697,523

Income from rental operations	4,791,668	3,385,202	9,386,960	6,504,757

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	608,012	464,955	1,244,721	985,197

Expenses:
Cost of sales and project costs	291,727	369,311	554,047	833,307
General and administrative expenses	293,584	121,701	550,155	210,719

Income (loss) from service operations	22,701	(26,057)	140,519	(58,829)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	1,030,740	765,431	2,019,714	1,466,224

Operating income	3,783,629	2,593,714	7,507,765	4,979,704

OTHER INCOME (EXPENSES):
Interest income	26,829	3,570	38,110	14,474
Interest (expense)	(2,568,143)	(1,824,968)	(5,227,094)	(3,419,682)
Gain (loss) on interest rate swap	—	267,437	68,429	213,182
Other income (expense)	(38,514)	(28,524)	(75,535)	(55,459)

Total other income (expense)	(2,579,828)	(1,582,485)	(5,196,090)	(3,247,485)

Income before income taxes and minority interest	1,203,801	1,011,229	2,311,675	1,732,219

Income tax (expense) benefit	(9,080)	9,120	(58,608)	22,229

Income before minority interest	1,194,721	1,020,349	2,253,067	1,754,448

Minority interest in income of common unit holders and other subsidiaries	(35,561)	(41,743)	(74,374)	(75,041)

Net income from continuing operations	1,159,160	978,606	2,178,693	1,679,407

Net income from discontinued operations, net of minority interest	—	104,042	26,207	184,237

Net gain on sale of discontinued operations, net of minority interest	—	—	1,214,918	—

Income from discontinued operations	—	104,042	1,241,125	184,237

Net income	1,159,160	1,082,648	3,419,818	1,863,644

Dividends on preferred shares	10,788	—	10,788	—

Net income available to common shareholders	$1,148,372	$1,082,648	$3,409,030	$1,863,644

Net income from continuing operations per common share:
Basic and diluted	$0.08	$0.10	$0.17	$0.17

Net income from discontinued operations per common share:
Basic and diluted	0.00	0.01	0.10	0.02

Net income per common share:
Basic and diluted	$0.08	$0.11	$0.27	$0.19

Weighted average number of common shares outstanding	13,666,334	9,948,106	12,760,199	9,948,078
Weighted average number of common and dilutive potential common shares	14,053,980	10,306,689	13,157,038	10,306,661
See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$3,419,818	$1,863,644

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	4,420,421	3,067,521
Rental income associated with above (below) market leases	176,036	42,590
Deferred income taxes	54,607	(22,229)
Deferred compensation expense	92,919	—
(Gain) loss on interest rate swap	(68,429)	(213,182)
Amortization of deferred financing fees	313,854	332,656
Amortization of fair value of debt adjustment	(440,843)	(377,229)
Minority interest in earnings	110,273	81,402
Gain on sale of real estate	(1,250,056)	—
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(78,743)	(9,422)
Straight line rent receivable	(874,049)	(718,802)
Receivables from tenants	523,133	(224,442)
Interest rate swap liability	(161,743)	—
Revenue earned in excess of billings	419	—
Billings in excess of revenues earned	67,014	(92,300)
Other accrued revenue and expenses	(655,916)	(234,161)
Other current assets	(51,632)	(621,077)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,597,083	2,874,969

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,479,204)	(569,198)
Deposits on potential acquisitions	(177,848)	(100,714)
Acquisition of real estate investments	(36,981,626)	(24,747,365)
Development projects	(22,649,337)	—
Deferred leasing costs	(105,363)	(16,559)
Other deferred costs and other assets	275,978	62,109
Proceeds from sale of real estate	6,384,873	—

NET CASH USED IN INVESTING ACTIVITIES	(54,732,527)	(25,371,727)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on indebtedness	(1,413,058)	(732,441)
Draws on line of credit	38,850,000	13,255,956
Paydowns on line of credit	(64,285,281)	(1,250,956)
Proceeds from mezzanine debt	656,000	—
Proceeds from construction debt	17,630,653	—
Cash dividends to shareholders	(5,717,698)	(3,440,759)
Cash distributions to minority interest	(165,891)	(161,820)
Deferred financing costs	(164,592)	(187,425)
Proceeds from issuance of preferred shares, net	50,957,138	—
Proceeds from issuance of common shares, net	27,208,385	1,175

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,555,656	7,483,730

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,420,212	(15,013,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,012,746	17,386,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,432,958	$2,373,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $1,090,104 and $0 for the six months ended June 30, 2005 and 2004, respectively	$5,993,581	$2,895,410

Income taxes paid	4,000	—

Net liabilities (including secured debt) assumed in acquisition of real estate investments	31,109,728	41,502,063

Reallocation of minority interest	156,950	—

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

						ACCUMULATED
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	OTHER	DEFERRED	DISTRIBUTIONS	TOTAL
					PAID-IN	COMPREHENSIVE	STOCK	IN EXCESS OF	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	COMPENSATION	NET INCOME	EQUITY
Balances at December 31, 2004	—	$—	11,638,513	$116,385	$125,658,593	$153,323	$(207,356)	$(6,315,352)	$119,405,593

Comprehensive income:

Net income	—	—	—	—	—	—	—	3,419,818	3,419,818

Distributions to preferred shareholders	—	—	—	—	—	—	—	(10,788)	(10,788)

Loss on interest rate swap	—	—	—	—	—	(49,437)	—	—	(49,437)

Comprehensive income available for common shareholders									3,359,593

Reallocation of minority interest	—	—	—	—	(156,949)	—	—	—	(156,949)

Issuance of preferred shares	2,100,000	21,000	—	—	50,936,138	—	—	—	50,957,138

Issuance of common shares	—	—	2,091,340	20,914	27,265,853	—	—	—	27,286,767

Deferred stock compensation	—	—	50,300	503	726,889	—	(634,473)	—	92,919

Dividends to common shareholders	—	—	—	—	—	—	—	(5,717,698)	(5,717,698)

Balances at June 30, 2005	2,100,000	$21,000	13,780,153	$137,802	$204,430,524	$103,886	$(841,829)	$(8,624,020)	$195,227,363

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the condensed consolidated balance sheet as of December 31, 2004. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
2. THE COMPANY
The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties L. P. (the “Operating Partnership”). The Company is the general partner of the Operating Partnership and owns approximately 97.6% of the Operating Partnership as of June 30, 2005. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.
The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”) through Hospital Affiliates Development Corporation “HADC”, a wholly-owned taxable REIT subsidiary of the Operating Partnership.
3. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unit holders, by the sum of the weighted average number of common shares and units outstanding and dilutive potential common shares for the period.
The following table reconciles the components of basic and diluted net income per common share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic net income available for common shares	$1,148,372	$1,082,648	$3,409,030	$1,863,644
Minority interest in earnings of common unit holders	25,473	39,023	92,077	67,173

Diluted net income available for common shares	$1,173,845	$1,121,671	$3,501,107	$1,930,817

Weighted average number of common shares outstanding	13,666,334	9,948,106	12,760,199	9,948,078
Weighted average common units outstanding (1)	342,708	358,583	342,858	358,583
Dilutive shares for options granted	39,976	—	48,082	—
Dilutive shares for unvested restricted shares granted	4,962	—	5,899	—

Weighted average number of common shares and dilutive potential shares	14,053,980	10,306,689	13,157,038	10,306,661

(1)	The outstanding limited partners’ common units in the Operating Partnership included in the diluted earnings per share calculation have no effect on the earnings per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating earnings per diluted share, the number of shares would increase by the weighted average common units outstanding and net income would also increase at a proportionate rate, thus there would be no change to diluted earnings per share.
4. STOCK BASED COMPENSATION
The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123, the Company’s net income and net income per share for the three months and six months ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2005	2004	2005	2004
Net income as reported		$1,159,160	$1,082,648	$3,419,818	$1,863,644
Deduct:	Total stock based compensation expense determined under the fair value method for all awards	(25,982)	(20,584)	(52,128)	(67,845)

Net income as adjusted		$1,133,178	$1,062,064	$3,367,690	$1,795,799

Pro forma net income per share
As reported		$0.08	$0.11	$0.27	$0.19
Pro forma		$0.08	$0.11	$0.26	$0.18
As of June 30, 2005, 6,500 shares of the 68,000 total restricted shares outstanding were vested. The amount of compensation cost for the restricted shares was based upon the fair market value of all restricted shares at date of grant and is amortized on a straight-line basis over the vesting period. The compensation cost that was charged against income for all restricted shares granted as of June 30, 2005 was $45,973 and $92,919 for the three months and six months ended June 30, 2005, respectively.
5. DERIVATIVE INSTRUMENTS
The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $0.1 million, as of June 30, 2005. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.
An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $0.4 million and the Company recorded this amount as a liability. The Company paid $0.2 million to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133, to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the six months ended June 30, 2005 and 2004, the Company recognized a gain of $0.1 million and $0.2 million respectively on this terminated swap. There was no loss or gain recorded in the three months ended June 30, 2005 due to the termination of the interest rate swap in the first quarter.
6. REAL ESTATE INVESTMENTS
On May 2, 2005, the Company completed the purchase of third medical office buildings in the Atlanta, Georgia metropolitan area for $5.5 million. The Company secured a first mortgage loan for $3.6 million and the remainder of the purchase price was paid from the borrowings under the Company’s Line of Credit. The Company previously acquired two medical office buildings in the first quarter of 2005 for approximately $9.8 million.
On June 7, 2005, the Company completed the purchase of four medical office buildings, two of which are located in Delray Beach, Florida, one located in the Los Angeles, California metropolitan area and one located in the San Jose, California metropolitan area for a total of $53.6 million. The Company assumed loans for a total of $27.7 million, secured a new first mortgage loan $6.5 million and the remainder of the purchase price was paid from borrowings under the Company’s Line of Credit.
On June 24, 2005, the Company completed the purchase of two medical office buildings in the Chicago, Illinois metropolitan area for $6.9 million. The Company secured a first mortgage loan for $1.9 million and the remainder of the purchase price was paid from borrowings under the Company’s Line of Credit.
As of June 30, 2005, the Company owned fifty-two buildings consisting of 1,727,033 rentable square feet, which included four diagnostic centers, four ambulatory surgery centers and forty-four medical office buildings. Included in a few medical office buildings are retail stores which accounted for approximately 3.7% of the total rentable square feet.
The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.
The following table illustrates the operations for the three and six months ended June 30, 2005 of a building sold on February 2, 2005:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Statement of operations:
Revenues	$—	$196,597	$53,725	$380,994
Expenses:
Operating	—	24,966	17,885	58,271
Real estate taxes	—	23,715	8,875	47,295
Depreciation and amortization	—	40,404	—	84,830

Operating income	—	107,512	26,965	190,598
Minority interest expense — operating	—	(3,470)	(758)	(6,361)

Income from discontinued operations, before gain on sale	—	104,042	26,207	184,237
Gain on sale of property, net of minority interest	—	—	1,214,918	—

Income from discontinued operations	$—	$104,042	$1,241,125	$184,237

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
The Company also pays this company $7,292 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The lease for this space was comparatively shopped with lease rates in nearby buildings before the lease was executed. This lease expires on January 31, 2011. Management has determined that the rate per square foot under this lease is at market rates. The Company also pays $3,000 per month to this company for human resources and employee search services. These services include; recruiting, benefits administration, Cobra and ERISA compliance, Labor Law compliance, record keeping and Compensation Plan administration. The services supplied through this agreement are fairly priced. This agreement is renewable annually in January. The Company also occasionally uses a private aircraft partially owned by this company, usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft that the Company believes is a standard market rate.
HADC provides property management to an entity that owns a healthcare property that is not owned by the Company, but in which executive officers of the Company have a minority ownership interest. This entity pays a market rate for this management service. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid, and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.
8. LEASING
The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata shares of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.
At June 30, 2005, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

Future minimum
Year	Rentals
July — December 2005	$17,514,242
2006	32,584,508
2007	29,286,071
2008	22,367,063
2009	16,387,665
Thereafter	80,746,779

$198,886,328

9. CONCENTRATION OF CREDIT RISK
A significant number of the Company’s properties are located in three geographic locations, making the Company vulnerable to localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market that could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
At June 30, 2005, the Company owned properties in three geographic locations in which the total of the properties in each of these geographic locations represented over 10% of annualized rental revenue as of June 30, 2005. Five of our properties are located in Las Vegas, Nevada and represented approximately 10.4% of total annualized revenue as of June 30, 2005. One of our properties is located in Phoenix, Arizona and represented approximately 13.5% of annualized rental revenue as of June 30, 2005. Another eight properties representing approximately 14.9% of annualized rental revenue as of June 30, 2005 are located in the Atlanta, Georgia metropolitan area. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
10. INDEBTEDNESS
The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the secured credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% (5.58% at June 30, 2005) depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. There was no outstanding principal balance at June 30, 2005. The secured credit facility matures on September 30, 2005.
In conjunction with the acquisition of four medical office buildings on June 7, 2005, encumbered by variable rate indebtedness of approximately $34.2 million, the Company exceeded the covenant amount of variable rate indebtedness under its secured credit facility. The Company received a waiver of the covenant through July 15, 2005 from Huntington National Bank. The credit facility outstanding balance was repaid in full June 30, 2005. The Company expects to re-negotiate this covenant in conjunction with the anticipated renewal of this secured credit facility before September 30, 2005.
The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed on October 1, 2004 for a term of one year, and has a variable interest rate of prime minus 0.75% (5.25% at June 30, 2005). There was no outstanding principal balance at June 30, 2005.
A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas. In addition, another subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas. These projects are being developed by HADC and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (7.0% at June 30, 2005) for the hospital and prime plus 0.25% (6.25% at June 30, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of June 30, 2005 were $9.4 million and $8.2 million, respectively.
In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of June 30, 2005 were $5.0 million and $1.5 million, respectively.
The following is a summary of the outstanding mortgage debt, excluding the facilities mentioned above, as of June 30, 2005:

June 30, 2005
Fixed rate secured debt, weighted average interest of 6.94% at June 30, 2005, maturity dates ranging from 2008 to 2027	$131,647,350
Variable rate secured swapped debt, interest rate of 5.05% at June 30, 2005, maturity date of 2006	22,337,829
Variable rate secured debt, interest rate of 5.77% at June 30, 2005, maturity date of 2006-2010	39,937,912

$193,923,091

Included in the amounts shown as outstanding are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of debt premiums on all fixed rate acquisition loans as of June 30, 2005 is $4,024,914. The total unpaid principal as of June 30, 2005 was $189,898,177.
At June 30, 2005, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows:

Total Scheduled
Year of Maturity	Payments
July — December 2005	$1,561,095
2006 (a)	54,706,419
2007	2,835,455
2008	38,095,787
2009	27,217,910
Thereafter	89,612,164

Total	$214,028,830

(a)	Included in total schedule payments for 2006 is the construction debt related to the hospital and POB of $24.1 million and variable rate swapped debt of $22.3 million.
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
The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months and six months ended June 30, 2005 and 2004, and the assets for each of the reportable segments as of June 30, 2005 and December 31, 2004, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES
Rental Operations:
Rental Income	$10,060,309	$6,872,274	$19,460,540	$13,202,280
Service Operations:
Development and Project Management Fees	608,012	464,955	1,244,721	985,197

Consolidated Revenue from Continuing Operations	10,668,321	7,337,229	20,705,261	14,187,477

Discontinued Operations	—	196,597	53,725	380,994

Consolidated Revenue	$10,668,321	$7,533,826	$20,758,986	$14,568,471

FFO FOR SEGMENTS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
FUNDS FROM OPERATIONS
Rental Operations	$7,095,061	$5,040,340	$13,834,347	$9,762,876
Service Operations	22,701	(26,057)	140,519	(58,829)

Total Segment FFO	7,117,762	5,014,283	13,974,866	9,704,047

Non Segment FFO:
Interest Income (Expense), net	(2,541,314)	(1,821,398)	(5,188,983)	(3,405,208)
General and Administrative Expenses	(1,030,740)	(765,431)	(2,019,714)	(1,466,224)
Other Expenses	(38,514)	(28,524)	(75,535)	(55,459)
Gain (Loss) on Interest Rate Swap	—	267,437	68,429	213,182
Income Tax Benefit (Expense)	(9,080)	9,120	(58,608)	22,229
Minority Interest in Net Income	(35,561)	(45,213)	(110,273)	(81,402)
Dividends on Preferred Shares	(10,788)	—	(10,788)
Minority Interest Share of Depreciation and Amortization	(60,849)	(58,841)	(125,110)	(149,906)

Consolidated FFO	3,390,916	2,571,433	6,454,284	4,781,259

Gain on Sale of Real Estate Property	—	—	1,250,057	—
Depreciation and Amortization	(2,303,393)	(1,547,626)	(4,420,421)	(3,067,521)
Minority Interest Share of Depreciation and Amortization	60,849	58,841	125,110	149,906

Net Income Available for Common Shareholders	$1,148,372	$1,082,648	$3,409,030	$1,863,644

	June 30,	December 31,
	2005	2004
Assets
Rental Operations	$410,692,773	$312,524,255
Service Operations	783,397	991,294

Total Segment Assets	411,476,170	313,515,549
Non-Segment Assets	25,260,739	10,814,834

Consolidated Assets	$436,736,909	$324,330,383

12. SHAREHOLDERS’ EQUITY
We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a Direct Stock Purchase feature. Newly issued common shares purchased under the plan directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During the three months ended June 30, 2005, the Company has sold 66,000 shares under this plan and received proceeds of $0.8 million as a result.
On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A Cumulative Preferred Shares at $25.00 per share for an aggregate principal amount of $52.5 million. The net proceeds from the offering of approximately $51 million, after placement fees and expenses, was used to repay indebtedness, for general corporate purposes, one medical office purchased on July 14, 2005, and will be used to fund future acquisitions. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.

13. SUBSEQUENT EVENTS
On July 14, 2005, the Company purchased one medical office building, one ambulatory surgery center, and one partially improved parcel adjacent to its property at Union City, Tennessee for $11.4 million which was funded by proceeds from the June 30, 2005 Series A preferred offering.
14. OTHER MATTERS
Reclassifications: Certain 2004 balances have been reclassified to conform to the 2005 presentation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Forward-looking Statements
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to Windrose Medical Properties Trust’s (the “Company’s”) in-house property management, third party managers, growth of operating results, growth of cash flow, value of portfolio, dividends, capital improvements, debt strategy, growth of occupancy rates, acquisition and development of medical properties, net income, offerings of additional securities, third party fees for HADC’s service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, shelf registration statement and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
Business Overview
The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of June 30, 2005, the Company owned fifty-two (52) buildings consisting of 1,727,033 rentable square feet which included four (4) outpatient treatment diagnostic centers, four (4) ambulatory surgery centers/physician group practice clinics and forty-four (44) medical office buildings in 27 cities and 10 states. Included in a few medical office buildings are retail stores which accounted for approximately 3.7% of the total rentable square feet. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P. The Company is the sole general partner of the operating partnership and owns approximately 97.6% of the operating partnership as of June 30, 2005. The Company’s operating results are dependent on maintaining and improving the following key elements:
•	occupancy in the properties;

•	acquiring additional quality properties;

•	the desirability of the space;

•	steady tenant relationships; and

•	rental rates at each location.
The Company believes a meaningful in-house property management capability is important to each of these elements of its business. The services of in-house property management include leasing, construction, maintenance and other tenant related services. The Company conducts property management through its wholly-owned subsidiary HADC. In addition, the Company may utilize third-party managers in locations where the amount of rentable square footage owned does not justify self-management.
The Company has increased the size of its real estate portfolio and its rental operations in the second quarter of 2005 through the acquisition of nine medical office buildings for a total cash purchase price of $66.0 million with assumed debt of $39.7 million.
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
Cost of debt and the ratio of debt to equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to lock in low fixed-rate interest debt. Use of variable-rate debt at low interest rates is also part of the Company’s strategy, but in order to maintain compliance with loan covenants, the Company must limit the amount of variable rate debt (other than variable rate debt which has effectively been fixed by utilizing an interest rate swap) to the amount outstanding on its secured line of credit facility from time to time plus amounts outstanding on the construction loans plus $10 million. Debt amortization and maturities are also important considerations in the Company’s use of debt.
Rental Operations
The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:
Occupancy Analysis
The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding the Company’s in-service portfolio of rental properties as of June 30, 2005 and 2004 (square feet in thousands):

Total Rentable
Square Feet		Percent Occupied
June 30		June 30
2005	2004	2005	2004
1,727	1,115	92.6%	94.0%
As of June 30, 2004, the Company’s portfolio consisted of six fully-occupied net lease buildings and 14 multi-tenant medical office buildings. Since June 30, 2004, the Company has increased the portfolio by adding one fully-occupied net lease building and 31 multi-tenant medical office buildings. The primary reason for the decrease in occupancy is due to the change in concentration of building types. There was a minimal loss of tenants, however the effect of this loss was minimized due to new tenants signed.
Lease Expiration and Renewals
The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of June 30, 2005. The table indicates rentable square footage and annualized rental revenue (based on annualized June 2005 monthly rental revenue) under expiring leases:

					Percentage
		Square		Annual Rental	of Annual
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet	Leases	Expiring
July — December 2005 (1)	33	95,992	5.56%	$2,631,334	5.97%
2006	52	175,515	10.17%	4,241,783	9.62%
2007	61	278,645	16.13%	7,947,720	18.05%
2008	59	287,496	16.64%	9,195,433	20.89%
2009	38	151,417	8.77%	4,527,843	10.28%

Thereafter	92	609,539	35.29%	15,485,863	35.19%

Total	335	1,598,604	92.56%	$44,029,976	100.00%

(1)	This lease expiration table above includes month to month tenants as lease expiring between July and December 2005.
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
On May 2, 2005, the Company completed the purchase of third medical office buildings in the Atlanta, Georgia metropolitan area for $5.5 million.

The Company secured a first mortgage loan for $3.6 million and the remainder of the purchase price was paid from the borrowings under the Company’s Line of Credit. The Company previously acquired two medical office buildings in the first quarter of 2005 for approximately $9.8 million.
On June 7, 2005, the Company completed the purchase of four medical office buildings, two of which are located in Delray Beach, Florida, one located in the Los Angeles, California metropolitan area and one located in the San Jose, California metropolitan area for a total of $53.6 million. The Company assumed loans for a total of $27.7 million, secured a new first mortgage loan $6.5 million and the remainder of the purchase price was paid from borrowings under the Company’s Line of Credit.
On June 24, 2005, the Company completed the purchase of two medical office buildings in the Chicago, Illinois metropolitan area for $6.9 million. The Company secured a first mortgage loan for $1.9 million and the remainder of the purchase price was paid from borrowings under the Company’s Line of Credit.
As of June 30, 2005, the Company owned fifty-two buildings consisting of 1,727,033 rentable square feet, which included four diagnostic centers, four ambulatory surgery centers and forty-four medical office buildings. Included in a few medical office buildings are retail stores which accounted for approximately 3.7% of the total rentable square feet.
On July 14, 2005, the Company purchased one medical office building, one ambulatory surgery center, and one partially improved parcel adjacent to its property at Union City, Tennessee for $11.4 million which was funded by proceeds from the June 30, 2005 preferred offering.
Service Operations
The Company’s Service Operations are conducted through HADC. HADC recognizes contract revenues using the percentage of completion method, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on HADC’s estimated contract percentage completion and as a result could have a material impact on HADC’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts.
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
The following is a reconciliation between net income and FFO for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income available for common shareholders	$1,148,372	$1,082,648	$3,409,030	$1,863,644
Add back (deduct):
Net gain on Sale of Real Estate Property	—	—	(1,250,057)	—
Depreciation and Amortization	2,303,393	1,547,626	4,420,421	3,067,521
Minority interest share of depreciation & amortization	(60,849)	(58,841)	(125,110)	(149,906)

FUNDS FROM OPERATIONS	$3,390,916	$2,571,433	$6,454,284	$4,781,259

Results of Operations
Comparison of the Three Months and Six Months Ended June 30, 2005 to the Three months and Six Months Ended June 30, 2004
Rental Operations from Continuing Operations
Rental Revenue
Rental revenue increased by $3.2 million and $6.3 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increase in rental revenue is reflective of the property acquisitions completed since June 30, 2004. There was no material change in occupancy percentage for properties held as of June 30, 2005 and 2004.
Property Operating Expenses and Real Estate Taxes
Property operating expenses increased by $0.7 million and $1.2 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004 primarily due to the acquisitions completed since June 30, 2004.
Real estate tax expense increased by $0.3 million and $0.7 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increase in real estate tax expense is reflective of the acquisitions completed since June 30, 2004. There was no material change in the level of real estate tax expense for properties held as of June 30, 2005 and 2004.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.8 million and $1.4 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increase was primarily due to the acquisition of twenty-six (26) buildings since June 30, 2004. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions during the first six months of 2005.
Service Operations
Service Operations are conducted by HADC, the Company’s Taxable REIT subsidiary. HADC revenues increased $0.1 million and $0.3 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. This change is the result of increased billed fee revenue. In June 2005, HADC received confirmation of a fee for service contract for development of a $64 million specialty hospital, North Cypress Medical Center in Houston, Texas.
HADC expenses are reported as cost of sales or as general and administrative expenses. The quarterly cost of sales for HADC is affected by the amount of direct costs charged to the projects, the number of projects in progress and the amount of overhead costs charged to the projects. As more overhead costs are allocated to projects, cost of sales increase and general and administrative costs decrease. The general and administrative expenses increased by $0.2 million and $0.3 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004, respectively. The cost of sales decreased by $0.1 million and $0.3 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004, respectively. This was the result of higher allocation of direct cost in the three months and six months ended June 30, 2004
HADC operating results for the three months and six months ended June 30, 2005 was income of $0.02 million and $0.1 million, as compared to a loss of $0.03 million and $0.06 million before income tax (expense) benefit in the three months and six months ended June 30, 2004. This $0.05 million and $0.2 million improvement for the three months and six months ended June 30, 2005 is the result of total revenues being $0.1 million and $0.3 million higher.
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
General and Administrative Expense

General and administrative expenses, at the corporate level, increased by $0.3 million and $0.6 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increase between the two periods is mostly due to additional expenses associated with the growth of the Company, and additional costs due to compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties and/or additional staff, general and administrative expenses may increase.
Other Income and Expense
Interest expense increased by $0.7 million and $1.8 million for the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increase was offset by $0.7 million and $1.1 million of capitalized interest for the three months and six months ended June 30, 2005. The interest expense increased because of increased debt outstanding during the three months and six months ended June 30, 2005 as compared to the three months and six months ended June 30, 2004. The increased debt is a result of the Company’s acquisition of twenty-six (26) buildings since June 30, 2004. The Company utilizes a mix of fixed and variable-rate debt. As of June 30, 2005, the face-value balance of fixed-rate mortgage debt was approximately $127.6 million, secured variable swapped debt was approximately $22.3 million and the balance of variable-rate mortgage debt was approximately $39.9 million.
•	The Company assumed $84.9 million of debt as part of property acquisitions since June 30, 2004.

•	The Company drew $17.6 million and $0.7 million on its construction loans and mezzanine loan, respectively, during the first six months of 2005 for two development projects in Houston, Texas.

•	During the first six months of 2005, the Company repaid $1.4 million of scheduled principal amortization on its mortgages.
Discontinued Operations
On February 2, 2005, the Company sold its property in Port St. Lucie, Florida, Morningside Plaza (“Morningside”) because the property no longer fit the Company’s medical portfolio parameters. In 2004, the property was classified as “held-for-sale”, thus the operations, until the property was sold, were being reported as discontinued operations. The gain on the disposal of Morningside, net of minority interest, of $1.2 million is also being reported as net income from discontinued operations for the six months ended June 30, 2005. As a result, the Company reported no income from discontinued operations for the three months ended June 30, 2005 and $104,042 for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the Company reported $1.2 million and $0.2 million of net income from discontinued operations, respectively.
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
Valuation of Receivables
The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of June 30, 2005, the Company has reserved $0.4 million for doubtful accounts.
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
Secured Credit Facilities:
The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	June 30, 2005
Syndicated Line of Credit Facility	$70,000,000	September 2005	LIBOR + 2.0-2.5%	None
Working Capital Line of Credit Facility	$4,000,000	October 2005	Prime - 0.75%	None
The Company expects to renew the syndicated line of credit facility and the working capital line of credit when they come due.
A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, another second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, TX. These projects are being developed by the Company’s taxable REIT subsidiary, HADC, and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (7.0% at June 30, 2005) for the hospital and prime plus 0.25% (6.25% at June 30, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of June 30, 2005 were $9.4 million and $8.2 million, respectively.
In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital and $1.5 million for the development of the POB. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of June 30, 2005 were $5.0 million and $1.5 million, respectively.
The maturity dates of the mezzanine and construction loans for the hospital are August 31, 2006 and September 1, 2006, respectively. The maturity dates of the mezzanine and construction loans for the POB are both set at December 1, 2006.
Equity Securities:
On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a Direct Stock Purchase feature. Newly issued common shares purchased under the plan directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During the three months ended June 30, 2005, the Company has sold 66,000 shares under this plan and received proceeds of $0.8 million as a result.
On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A Cumulative Preferred Shares at $25.00 per share for an aggregate principal amount of $52.5 million. The net proceeds from the offering of approximately $51 after placement fees and expenses, was used to repay indebtedness, for general corporate purposes, one medical office purchased on July 14, 2005, and will be used to fund future acquisitions. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.
The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $100.9 million has been sold. From time-to-time, the Company expects to issue additional securities under this registration statement to fund development and acquisition of additional rental properties, to fund the repayment of the credit facilities and other long-term debt and for other general corporate purposes.

Uses of Liquidity
Short-Term Uses:
The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements, property acquisitions and development projects planned for the year ending December 31, 2005 as short-term needs that will be funded from the $70 million available on the Company’s syndicated line of credit.
Long-Term Uses:
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through available cash flow, long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.
Historical Cash Flows
Operating Activities
On June 30, 2005, the Company had $23.4 million of cash and cash equivalents. Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2005. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.
Investing Activities
Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $54.7 million for the six months ended June 30, 2005, primarily due to the acquisition of the nine medical properties and two development projects by HADC, which was offset by the $6.4 million of proceeds from the sale of the Morningside property located in Port St. Lucie, Florida property.
Financing Activities
Net cash provided by financing activities was $63.6 million for the six months ended June 30, 2005. The principal proceeds were generated primarily from the June 2005 preferred equity offering and the March 2005 common equity offering, proceeds of which were used to repay outstanding indebtedness under the lines of credit.
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
The Company also pays this company $7,292 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The lease for this space was comparatively shopped with lease rates in nearby buildings before the lease was executed. This lease expires on January 31, 2011. Management has determined that the rate per square foot under this lease is at market rates. The Company also pays $3,000 per month to this company for human resources and employee search services. These services include; recruiting, benefits administration, Cobra and ERISA compliance, Labor Law compliance, record keeping and Compensation Plan administration. The services supplied through this agreement are fairly priced. This agreement is renewable annually in January. The Company also occasionally uses a private aircraft partially owned by this company usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft that the Company believes is a standard market rate.
HADC provides property management to an entity that owns a healthcare property that is not owned by the Company, but in which executive officers of the Company have a minority ownership interest. This entity pays a market rate for this management service. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. This work is competitively bid, and contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.

Off Balance Sheet Arrangements
The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.
Recent Accounting Pronouncements
In December 2004, FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. We are currently evaluating the impact on our financial position and results of operations
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of June 30, 2005, the face value of the total outstanding mortgage debt of the Company was approximately $189.9 million. The current outstanding debt balances relate to mortgage debt assumed or incurred through the property acquisitions and borrowings under the Company’s line of credit facilities. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is variable-rate mortgage debt with a total principal balance outstanding at June 30, 2005 of approximately $39.9 million. The Company has a $70 million secured credit facility which is available for working capital and acquisition purposes. Borrowing availability under the facility is dependent upon the collateral pool securing the facility. Five banks are participating in the credit facility with Huntington National Bank as the lead arranger and administrative agent. The credit facility bears interest at variable rates of LIBOR plus 2.0-2.5% depending on the Company’s leverage ratio. This line of credit contains covenants that require, among other things, the maintenance of certain financial ratios. There was no amount outstanding at June 30, 2005. The credit facility matures on September 30, 2005. The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed, for a term of one year, on October 1, 2004, and has a variable interest rate of prime minus 0.75%. There was no amount outstanding at June 30, 2005. A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, TX. In addition, a second subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) in Houston, TX. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1.0% for the hospital and prime plus 0.25% for the POB, with principal due at maturity. The outstanding construction loan balances for the hospital and POB as of June 30, 2005 were $9.5 million and $8.2 million, respectively. A one percentage point fluctuation in market interest rates would have had an approximate $83,000 and $149,000 impact on net earnings during the first three months and six months of 2005, respectively.
The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $0.1 million, as of June 30, 2005. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.
An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $0.4 million and the Company recorded this amount as a liability. The Company paid $0.2 million to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133, to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the six months ended June 30, 2005 and 2004, the Company recognized a gain of $0.1 million and $0.2 million respectively on this terminated swap. There was no loss or gain recorded in the three months ended June 30, 2005 due to the termination of the interest swap in the first quarter.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
WINDROSE MEDICAL PROPERTIES TRUST
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Company’s annual meeting of stockholders was held in Indianapolis, Indiana on April 26, 2005. 10,224,301 shares of Common Stock, 87% of outstanding shares, were represented in person or by proxy.
     The four directors listed below were elected to the term indicated below.

		Number of Shares
Trustee	Term Expires in:	For	Withheld
Fred S. Klipsch	2008	10,174,625	49,676
David L. Maraman	2008	10,175,756	48,545
Bryan Mills	2006	10,171,706	52,595
Darell E. Zink, Jr.	2007	10,173,156	51,145
     The selection of KPMG LLP as independent auditors was ratified: 10,169,789 shares voted in favor; 18,391 shares voted against and 36,121 shares abstained.
ITEM 5. OTHER INFORMATION
     As discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on July 11, 2005 a subsidiary of the Company amended a $24 million construction loan for the development of a hospital in Houston, Texas and a $18 million construction loan for the development of a professional office building contiguous to this hospital in Houston, Texas. These agreements were amended and restated primarily to add LaSalle Bank National Association and KeyBank National Association as lenders in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended.
ITEM 6. EXHIBITS
(a) Exhibits

10.01	Schedule 4.02-1 to the Amended And Restated Agreement Of Limited Partnership Of Windrose Medical Properties, L.P.

10.02	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire, L.P.)

10.03	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire, L.P.)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

WINDROSE MEDICAL PROPERTIES TRUST
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: August 9, 2005

/s/ Fred S. Klipsch
Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Frederick L. Farrar
Frederick L. Farrar
President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)