Form 10-Q
period 2005-09-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2005-11-09
CIK 1173942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 001-31375
WINDROSE MEDICAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	35-2166961 (I.R.S. Employer Identification No.)

3502 WOODVIEW TRACE, SUITE 210, INDIANAPOLIS, IN (Address of principal executive offices)	46268 (Zip Code)
(317) 860-8180
(Registrant’s telephone number, including area code)
NONE
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2005, the Company had 14,080,762 common shares of eneficial interest, $0.01 par value, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004	1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	19

PART II — OTHER INFORMATION	19

ITEM 6. EXHIBITS	19

SIGNATURES	21

EXHIBIT INDEX	22

EX-3.1 AMENDED AND RESTATED DECLARATION OF TRUST
EX-3.2 ARTICLES SUPLLEMENTARY TO THE AMENDED AND RESTATED DECLARATION DESIGNATING THE TERMS OF THE 7.5% SERIES A CUMULATIVE CONVERTIBLE PREFERRED SHAREDS OF BENEFICIAL INTERES, $0.01 PAR VALUE PER SHARE

EX-3.3 BYLAWS OF THE COMPANY
EX-4.1 FORM OF COMMON SHARE CERTIFICATE
EX-4.2 FORM OF CERTIFICATE EVIDENCING THE COMPANY’S 7.5% SERIES A CUMULATIVE CONVERTIBLE PREFERRED SHARES OF BENEFICIAL INTERES, $0.01 PAR VALUE PER SHARE
EX-10.1 SECOND AMENDED AND RESTATED SECURED REVOLVING CREDIT AGREEMENT, DATED AS OF SEPTEMBER 30, 2005, BY AND BETWEEN WINDROSE MEDICAL PROPERTIES, L.P. AND THE HUNTINGTON NATIONAL BANK
EX-10.2 SECOND AMENDED AND RESTATED GUARANTY, DATED AS OF SEPTEMBER 20, 2005, MADE BY WINDROSE MEDICAL PROPERTIES TRUST TO AND FOR THE BENEFIT OF THE HUNTINGTON NATIONAL BANK
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS

REAL ESTATE INVESTMENTS:
Land and Land Improvements	$27,981,398	$24,356,089
Buildings and Tenant Improvements	337,257,596	254,411,057
Construction in Progress	55,404,562	16,452,974
Acquired Lease Intangibles	17,417,085	13,823,422

Gross Real Estate Investments	438,060,641	309,043,542

Accumulated Depreciation	(13,051,375)	(7,634,900)
Accumulated Lease Intangible Amortization	(5,524,816)	(3,171,912)

Accumulated Depreciation and Amortization	(18,576,191)	(10,806,812)

Net Real Estate Investments Held for Sale	—	4,891,700

NET REAL ESTATE INVESTMENTS	419,484,450	303,128,430

Cash and Cash Equivalents	10,689,863	9,012,746
Prepaid Expenses	917,749	464,252
Receivables on Construction and Consulting Contracts	352,127	245,078
Receivables from Tenants, Net of Allowance of $417,815 and $101,215	1,184,398	1,492,456
Revenues in Excess of Billings	2,070	2,489
Straight-line Rent Receivable	4,193,927	2,872,881
Deferred Financing Fees, Net of Accumulated Amortization of $1,634,420 and $929,193	1,329,744	1,401,682
Escrow Deposits and Other Assets	8,378,282	6,354,278

TOTAL ASSETS	$446,532,610	$324,974,292

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured Debt	$228,184,524	$187,133,521
Billings in Excess of Revenues Earned	51,387	91,389
Accounts Payable and Accrued Expenses	5,022,435	4,982,137
Consulting and Construction Payables	4,848,012	2,174,287
Tenant Security Deposits and Prepaid Rents	4,239,334	3,919,673
Other Liabilities	3,451,571	1,652,313

TOTAL LIABILITIES	245,797,263	199,953,320

Minority Interest	5,592,255	5,615,379

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 issued and outstanding, and no shares issued and outstanding	21,000	—
Common Shares of Beneficial Interest, $.01 par value, 100,000,000 shares authorized, 13,946,472 shares and 11,638,513 shares issued and outstanding	139,465	116,385
Additional Paid In Capital	206,933,822	125,658,593
Accumulated Other Comprehensive Income	32,876	153,323
Deferred Stock Compensation	(775,088)	(207,356)
Distributions in Excess of Net Income	(11,208,983)	(6,315,352)

TOTAL SHAREHOLDERS’ EQUITY	195,143,092	119,405,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$446,532,610	$324,974,292

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
RENTAL OPERATIONS:

Rental revenues from continuing operations	$11,949,362	$7,589,414	$31,409,902	$20,791,694

Operating expenses:
Property taxes	1,122,163	625,759	2,858,637	1,653,415
Property operating expenses	2,615,829	1,487,003	6,532,515	4,174,149
Depreciation and amortization	2,819,861	1,658,160	7,240,281	4,640,882

Total operating expenses	6,557,853	3,770,922	16,631,433	10,468,446

Income from rental operations	5,391,509	3,818,492	14,778,469	10,323,248

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	522,515	246,481	1,767,237	1,231,678

Expenses:
Cost of sales and project costs	229,069	159,004	783,117	992,311
General and administrative expenses	249,967	35,548	800,122	246,267

Income (loss) from service operations	43,479	51,929	183,998	(6,900)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	1,056,452	838,746	3,076,166	2,304,970

Operating income	4,378,536	3,031,675	11,886,301	8,011,378

OTHER INCOME (EXPENSES):
Interest income	82,084	6,992	120,194	21,466
Interest (expense)	(2,864,892)	(2,144,998)	(8,091,986)	(5,564,680)
Gain (loss) on interest rate swap	—	(10,209)	68,429	202,973
Other income (expense)	(41,556)	(33,778)	(117,090)	(89,237)

Total other income (expense)	(2,824,364)	(2,181,993)	(8,020,453)	(5,429,478)

Income before income taxes and minority interest	1,554,172	849,682	3,865,848	2,581,900

Income tax (expense) benefit	(17,392)	—	(75,999)	22,229

Income before minority interest	1,536,780	849,682	3,789,849	2,604,129

Minority interest in income of common unit holders and other subsidiaries	(20,783)	(38,021)	(95,158)	(112,792)

Net income from continuing operations	1,515,997	811,661	3,694,691	2,491,337

Net income from discontinued operations, net of minority interest	—	97,662	26,207	281,630

Net gain on sale of discontinued operations, net of minority interest	—	—	1,214,918	—

Income from discontinued operations	—	97,662	1,241,125	281,630

Net income	1,515,997	909,323	4,935,816	2,772,967

Dividends on preferred shares	992,469	—	1,003,257	—

Net income available to common shareholders	$523,528	$909,323	$3,932,559	$2,772,967

Net income from continuing operations per common share:
Basic and diluted	$0.04	$0.08	$0.21	$0.25

Net income from discontinued operations per common share:
Basic and diluted	—	0.01	0.09	0.03

Net income per common share:
Basic and diluted	$0.04	$0.09	$0.30	$0.28

Weighted average number of common shares outstanding	13,771,054	9,964,562	13,100,853	9,953,632

Weighted average number of common and dilutive potential common shares	14,174,901	10,331,923	13,494,129	10,313,387
See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$4,935,816	$2,772,967

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	7,240,281	4,757,766
Rental income associated with above (below) market leases	318,577	17,805
Deferred income taxes	71,999	(22,229)
Deferred compensation expense	120,720	—
(Gain) loss on interest rate swap	(68,429)	(202,973)
Amortization of deferred financing fees	507,208	530,053
Amortization of fair value of debt adjustment	(654,426)	(625,602)
Minority interest in earnings	131,056	122,927
Gain on sale of real estate	(1,250,057)	—
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(139,817)	68,876
Straight line rent receivable	(1,345,970)	(1,140,939)
Receivables from tenants	617,096	(490,450)
Interest rate swap liability	(161,743)	—
Revenue earned in excess of billings	419	(25,449)
Billings in excess of revenues earned	(40,002)	(111,638)
Other accrued revenue and expenses	154,125	976,315
Other current assets	(443,786)	(762,240)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,993,067	5,865,189

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,956,164)	(869,390)
Deposits on potential acquisitions	(509,589)	(2,606,504)
Acquisition of real estate investments	(48,155,700)	(36,242,578)
Development projects	(35,094,503)	(7,648,716)
Deferred leasing costs	(166,384)	(37,804)
Other deferred costs and other assets	(809,837)	(1,496,864)
Proceeds from sale of real estate	6,384,873	—

NET CASH USED IN INVESTING ACTIVITIES	(80,307,304)	(48,901,856)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on indebtedness	(2,145,088)	(1,171,939)
Draws on line of credit	38,850,000	35,469,794
Paydowns on line of credit	(64,285,281)	(3,322,294)
Proceeds from mezzanine debt	656,000	—
Paydowns on mezzanine debt	(1,500,000)	—
Proceeds from construction debt	29,797,668	—
Cash dividends to common shareholders	(8,826,190)	(5,629,370)
Cash dividends to preferred shareholders	(399,142)	—
Cash distributions to minority interest	(251,470)	(244,451)
Deferred financing costs	(633,288)	(204,950)
Proceeds from issuance of preferred shares, net	50,957,138	—
Proceeds from issuance of common shares, net	29,771,007	18,020,605

NET CASH PROVIDED BY FINANCING ACTIVITIES	71,991,354	42,917,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,677,117	(119,272)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,012,746	17,386,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,689,863	$17,267,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $2,112,688 and $0 for the nine months ended September 30, 2005 and 2004, respectively	$10,326,808	$5,063,846

Income taxes paid	4,000	—

Net liabilities (including secured debt) assumed in acquisition of real estate investments	30,904,805	77,476,401

Reallocation of minority interest	175,668	181,101

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

						ACCUMULATED
	PREFERRED SHARES		COMMON SHARES		ADDITIONAL	OTHER	DEFERRED	DISTRIBUTIONS	TOTAL
					PAID-IN	COMPREHENSIVE	STOCK	IN EXCESS OF	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME	COMPENSATION	NET INCOME	EQUITY
Balances at December 31, 2004	—	$—	11,638,513	$116,385	$125,658,593	$153,323	$(207,356)	$(6,315,352)	$119,405,593

Comprehensive income:

Net income	—	—	—	—	—	—	—	4,935,816	4,935,816

Distributions to preferred shareholders	—	—	—	—	—	—	—	(1,003,257)	(1,003,257)

Loss on interest rate swap	—	—	—	—	—	(120,447)	—	—	(120,447)

Comprehensive income available for common shareholders									3,812,112

Reallocation of minority interest	—	—	—	—	(175,668)	—	—	—	(175,668)

Issuance of preferred shares	2,100,000	21,000	—	—	50,936,138	—	—	—	50,957,138

Issuance of common shares	—	—	2,260,359	22,604	29,826,783	—	—	—	29,849,387

Deferred stock compensation	—	—	47,600	476	687,976	—	(567,732)	—	120,720

Distributions to common shareholders	—	—	—	—	—	—	—	(8,826,190)	(8,826,190)

Balance at September 30, 2005	2,100,000	$21,000	13,946,472	$139,465	$206,933,822	$32,876	$(775,088)	$(11,208,983)	$195,143,092

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENTS
The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit except for the condensed consolidated balance sheet as of December 31, 2004 which was derived from audited consolidated financial statements. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
2.	THE COMPANY
The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owns approximately 97.6% of the Operating Partnership as of September 30, 2005. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.
The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”) through Hospital Affiliates Development Corporation, or HADC, a wholly-owned taxable REIT subsidiary of the Operating Partnership.
3.	NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing basic net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unit holders, by the sum of the weighted average number of common shares and common units outstanding and dilutive potential common shares issuable for the period. The conversion of the Series A cumulative convertible preferred shares is anti-dilutive (i.e., common shares would increase net income per common share) and, therefore, are not included in the calculation of dilutive potential common share issuable for this period.
The following table reconciles the components of basic and diluted net income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic net income available for common shares	$523,528	$909,323	$3,932,559	$2,772,967
Minority interest in earnings of common unit holders	13,595	32,689	105,672	99,862

Diluted net income available for common shares	$537,123	$942,012	$4,038,231	$2,872,829

Weighted average number of common shares outstanding	13,771,054	9,964,562	13,100,853	9,953,632
Weighted average common units outstanding (1)	342,708	358,583	342,807	358,583
Dilutive common shares for options granted	55,739	8,778	47,664	1,172
Dilutive common shares for unvested restricted common shares granted	5,400	—	2,805	—

Weighted average number of common shares and dilutive potential shares	14,174,901	10,331,923	13,494,129	10,313,387

(1)	The outstanding limited partners’ common units in the Operating Partnership included in the diluted earnings per common share calculation have no effect on the earnings per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating earnings per diluted share, the number of shares would increase by the weighted average common units outstanding and net income would also increase at a proportionate rate, thus there would be no change to diluted earnings per share.
4.	STOCK BASED COMPENSATION
The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123, the Company’s net income and net income per share for the three months and nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available for common shareholders	$523,528	$909,323	$3,932,559	$2,772,967
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(28,407)	(114,418)	(80,535)	(182,263)

Proforma net income available for common shareholders	$495,121	$794,905	$3,852,024	$2,590,704

Net income as adjusted per share
As reported	$0.04	$0.09	$0.30	$0.28
As adjusted	$0.04	$0.08	$0.29	$0.26
On July 26, 2005, 99,100 options to purchase common shares were granted to executive officers and trustees at an exercise price of $15.11. Options to purchase common shares granted to executive officers vest over four years, 20% on the date of grant and 20% on each of four anniversaries of the date of grant while options granted to trustees vest 50% on the first anniversary and 50% on the second anniversary of the date of grant. The Board of trustees approved restricted share grants for 23,750 common shares to executive officers and trustees in the third quarter of 2005 effective October 1, 2005. As of September 30, 2005, 7,950 shares of the 65,300 total restricted shares outstanding had vested. The amount of compensation expense for the restricted common shares was based upon the fair market value of all restricted common shares at the date of grant and is amortized on a straight-line basis over the vesting period. The compensation expense for all restricted common shares granted as of September 30, 2005 was $27,801 and $120,720 for the three months and nine months ended September 30, 2005, respectively.
5.	DERIVATIVE INSTRUMENTS
The Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $0.03 million, as of September 30, 2005. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.
An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South in Germantown, Tennessee, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $0.4 million and the Company recorded this amount as a liability. The Company paid $0.2 million to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133 to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the nine months ended September 30, 2005 and 2004, the Company recognized a gain of $0.1 million and $0.2 million, respectively, on this terminated swap. There was no loss or gain recorded in the three months ended September 30, 2005 due to the termination of the interest rate swap in the first quarter of 2005.
6.	REAL ESTATE INVESTMENTS
On July 14, 2005, the Company purchased one medical office building, one ambulatory surgery center, and one partially improved parcel adjacent to the MOB and surgery center in Union City, Tennessee for $11.4 million, which was funded by proceeds from the Company’s June 30, 2005 Series A cumulative convertible preferred offering and the balance was paid with a promissory note to the seller of the adjacent parcel in the amount of $406,000.
As of September 30, 2005, the Company owned fifty-six buildings consisting of approximately 1.77 million rentable square feet, which included four diagnostic centers, five ambulatory surgery centers and forty-seven medical office buildings. Included in a few medical office buildings are retail stores which accounted for approximately 3.6% of the total rentable square feet. The Company also owns two undeveloped parcels of land located in Union City, Tennessee and Durham, North Carolina and two development projects located in Houston, Texas as of September 30, 2005.
The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.
The following table illustrates the operations for the three and nine months ended September 30, 2005 and 2004 of a building sold on February 2, 2005:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Statement of operations:
Revenues	$—	$197,396	$53,725	$578,391
Expenses:
Operating	—	35,296	17,885	93,567
Real estate taxes	—	28,849	8,875	76,144
Depreciation and amortization	—	32,085	—	116,915

Operating income	—	101,166	26,965	291,765
Minority interest expense — operating	—	(3,504)	(758)	(10,135)

Income from discontinued operations, before gain on sale	—	97,662	26,207	281,630
Gain on sale of property, net of minority interest	—	—	1,214,918	—

Income from discontinued operations	—	97,662	1,241,125	281,630

7.	RELATED PARTIES AND OTHER TRANSACTIONS
In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.
The Company has an overhead sharing agreement with a company in which certain executive officers and members of the Company’s Board of Trustees have an ownership interest to provide the Company office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term.
The Company also pays this company approximately $7,300 per month for the lease of the office space where the Company’s accounting functions, acquisition process, and property/asset management are performed. The Company also pays $3,000 per month to this company for human resources and employee search services through an annual agreement ending December 31, 2005. These services include: recruiting, benefits administration, COBRA and ERISA compliance, labor law compliance, record keeping and compensation plan administration. The Company also occasionally uses a private aircraft partially owned by this company, usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft. The Company also pays this company certain miscellaneous pass through expenses on a monthly basis.
HADC provides property management services to an entity that owns a healthcare property that is not owned by the Company, but in which certain executive officers of the Company have a minority ownership interest. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the fiancée of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. Contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.
8.	LEASING
The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.
At September 30, 2005, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

Future Minimum
Year	Rentals
October — December 2005	$9,029,059
2006	33,874,640
2007	30,676,707
2008	23,229,280
2009	16,878,989
Thereafter	81,522,154

Total	$195,210,829

9.	CONCENTRATION OF CREDIT RISK
A significant number of the Company’s properties are located in three geographic locations, making the Company vulnerable to localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market that could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
At September 30, 2005, the Company had no tenants that make up over 10% of our total occupied square footage.
At September 30, 2005, the Company owned properties in three geographic locations in which the total of the properties in each of these geographic locations represented over 10% of annualized rental revenue. Five of our properties are located in Las Vegas, Nevada and represented approximately 10.0% of total annualized revenue as of September 30, 2005. One of our properties is located in Phoenix, Arizona and represented approximately 13.2% of annualized rental revenue as of September 30, 2005. Another eight properties representing approximately 14.7% of annualized rental revenue as of September 30, 2005 are located in the Atlanta, Georgia metropolitan area. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders

10.	INDEBTEDNESS
On September 30, 2005, the Operating Partnership entered into the Second Amended and Restated Secured Revolving Credit Agreement (the “New Credit Agreement”) with The Huntington National Bank (“Huntington”). The New Credit Agreement, which amended and restated its prior Credit Agreement, as amended (the “Old Credit Agreement”), with Huntington. The New Credit Agreement provides for three loan facilities: (i) a secured revolving credit facility of $50.0 million for the acquisition of real estate assets and for working capital purposes (the “Revolving Facility”), which matures on September 30, 2007 (the “Revolver Maturity Date”), (ii) a secured revolving line of credit of $10.0 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006 (the “Secondary Revolving Facility Maturity Date”) and (iii) an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007 (the “Unsecured Facility Maturity Date”).
The Revolving Facility contains an accordion feature that permits the Operating Partnership to request an increase in the size of the Revolving Facility to $70 million to the extent that participating lenders in the credit facility elect to increase their commitments under the credit facility. The Revolver Maturity Date may be extended to September 30, 2008 if no event of default is in existence when the Operating Partnership notifies Huntington that it wishes to extend the Revolver Maturity Date and if the Operating Partnership pays Huntington an extension fee equal to 0.25% of the maximum principal amount of the Revolving Facility.
Amounts borrowed under the Revolving Facility bear interest, at the Operating Partnership’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.0%, depending on the leverage ratio of the Company, the Operating Partnership and all of its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The interest rate for amounts borrowed under the Revolving Facility may be increased to 2.5%, however, until June 30, 2006 if the leverage ratio equals or exceeds 65%. The Secondary Revolving Facility bears interest, at the Operating Partnership’s option, at an annual rate of either LIBOR plus 2.75% or a rate equal to Huntington’s prime rate. The Unsecured Facility will bear interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility and the Secondary Revolving Facility are collateralized by a secured asset pool consisting of 10 real estate assets owned by special purpose entities controlled by the Operating Partnership. Borrowings under the New Credit Agreement rank senior in right of payment to all of the Operating Partnership’s future subordinated indebtedness and are absolutely and unconditionally guaranteed by the Company pursuant to the Second Amended and Restated Guaranty, dated as of September 30, 2005, made by the Company to and for the benefit of Huntington (the “New Guaranty”).
The New Credit Agreement limits the Operating Partnership’s ability to, among other things, change the nature of its businesses, incur indebtedness, create liens, engage in mergers, consolidations or certain other transactions, or enter into, modify, amend, alter, terminate or cancel any “Major Lease” (as defined in the New Credit Agreement) for a property that collateralizes the Revolving Facility and the Secondary Revolving Facility. The New Credit Agreement contains certain customary events of default that generally give the lenders the right to accelerate payments of outstanding debt, including but not limited to the following: failure to maintain required financial covenant ratios, as described below; failure to make any payment when due within 10 days of its due date; occurrence of certain insolvency proceedings with respect to the Operating Partnership, the Company or a subsidiary thereof; a change of control of the Operating Partnership and the Company; the Company’s dividends exceed 100% of its funds from operations as determined in accordance with NAREIT’s definition of the term in any calendar year; the aggregate occupancy of the properties that collateralize the Revolving Facility and the Secondary Facility is less than 85%; or if Fred Klipsch shall cease to be Chairman and Chief Executive Officer of the Company or Fred Farrar shall cease to be President and Chief Operating Officer of the Operating Partnership and replacement(s) acceptable to the lenders are not in place within 90 days. Under the New Credit Agreement, the Operating Partnership, and in certain cases in conjunction with the Company and the Operating Partnership’s subsidiaries on a consolidated basis, must comply with certain financial covenants including the following: (i) a leverage ratio less than 75% through June 30, 2006, or at any time after June 30, 2006, a leverage ratio less than 60%, (ii) a minimum tangible net worth greater than $120 million plus 75% of additional net proceeds of future stock sales, (iii) a debt service coverage ratio greater than 1.8 to 1.0 during any calendar quarter, (iv) a debt service coverage ratio for the Revolving Facility greater than 1.4 to 1.0, and (v) a debt service coverage ratio for the Revolving Facility and the Secondary Revolving Facility greater than 1.3 to 1.0. The Company, the Operating Partnership and their subsidiaries are also limited to incurring recourse indebtedness in an amount not to exceed 20% of the total current value of their assets on a consolidated basis.
The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility bears an interest rate at prime minus 0.75% (5.75% at September 30, 2005). There was no outstanding principal balance at September 30, 2005. This loan was renewed on October 1, 2005 for a term of one year, and has a variable interest rate of LIBOR plus 1.5%
A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. These projects are being developed by HADC and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (7.5% at September 30, 2005) for the hospital and prime plus 0.25% (6.75% at September 30, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders, in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of September 30, 2005 were $16.5 million and $13.3 million, respectively.
In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital, which matures on August 31, 2006 and $1.5 million for the development of the POB, which matures on December 1, 2006. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of September 30, 2005 were $3.5 million and $1.5 million, respectively.

The following is a summary of the fair value of outstanding mortgage debt, excluding the facilities mentioned above, as of September 30, 2005:

September 30, 2005
Fixed rate secured debt, weighted average interest rate of 6.93% at September 30, 2005, maturity dates ranging from 2006 to 2027	$131,347,413
Variable rate secured swapped debt, interest rate of 5.05% at September 30, 2005, maturity date of 2006	22,195,462
Variable rate secured debt, weighted average interest of 6.33% at June 30, 2005 maturity date of 2006-2010	39,843,982

Total	$193,386,857

Included in the amounts shown as outstanding are debt premiums added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of debt premiums on all fixed rate acquisition loans as of September 30, 2005 is approximately $3.8 million. The total unpaid principal as of September 30, 2005 was approximately $127.5 million.
At September 30, 2005, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows:

Total Scheduled
Year of Maturity	Payments
October—December 2005	$575,596
2006(a)	65,812,030
2007	2,827,802
2008	38,127,738
2009	27,256,471
Thereafter	89,773,556

Total	$224,373,193

(a)	Included in the total scheduled payments for 2006 is (i) the construction debt related to the hospital and POB located in Houston, TX of approximately $34.8 million and (ii) variable rate swapped debt of $22.1 million.
11.	SEGMENT REPORTING
The Company is engaged in two operating segments: the ownership and rental of specialty medical facilities (“Rental Operations”), and the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities through its taxable REIT subsidiary, HADC (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.
To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets.
The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the three months and nine months ended September 30, 2005 and 2004, and the assets for each of the reportable segments as of September 30, 2005 and December 31, 2004, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
REVENUES
Rental Operations:
Rental Income	$11,949,362	$7,589,414	$31,409,902	$20,791,694
Service Operations:
Development and Project Management Fees	522,515	246,481	1,767,237	1,231,678

Consolidated Revenue from
Continuing Operations	12,471,877	7,835,895	33,177,139	22,023,372

Discontinued Operations	—	197,892	53,725	578,886

Consolidated Revenue	$12,471,877	$8,033,787	$33,230,864	$22,602,258

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
FUNDS FROM OPERATIONS
Rental Operations	$8,211,370	$5,609,903	$22,045,716	$15,372,779
Service Operations	43,479	51,929	183,998	(6,900)

Total Segment FFO	8,254,849	5,661,832	22,229,714	15,365,879

Non Segment FFO:
Interest Income (Expense), net	(2,782,808)	(2,138,006)	(7,971,792)	(5,543,214)
General and Administrative Expenses	(1,056,452)	(838,746)	(3,076,166)	(2,304,970)
Other Expenses	(41,556)	(33,778)	(117,090)	(89,237)
Gain (Loss) on Interest Rate Swap	—	(10,209)	68,429	202,973
Income Tax Benefit (Expense)	(17,392)	—	(75,999)	22,229
Minority Interest in Net Income	(20,783)	(41,525)	(131,056)	(122,927)
Dividends on Preferred Shares	(992,469)	—	(1,003,257)	—
Minority Interest Share of Depreciation and Amortization	(73,655)	(63,302)	(198,765)	(213,208)

Consolidated FFO	3,269,734	2,536,266	9,724,018	7,317,525

Gain on Sale of Real Estate Property	—	—	1,250,057	—
Depreciation and Amortization	(2,819,861)	(1,690,245)	(7,240,281)	(4,757,766)
Minority Interest Share of Depreciation and Amortization	73,655	63,302	198,765	213,208

Net Income Available for Common Shareholders	$523,528	$909,323	$3,932,559	$2,772,967

	September 30,	December 31,
	2005	2004
Assets
Rental Operations	$432,501,208	$313,168,164
Service Operations	637,777	991,294

Total Segment Assets	433,138,985	314,159,458
Non-Segment Assets	13,393,625	10,814,834

Consolidated Assets	$446,532,610	$324,974,292

12.	SHAREHOLDERS’ EQUITY
We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a direct stock purchase feature. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During the three months and nine months ended September 30, 2005, the Company sold approximately 143,000 and 209,000 shares, respectively, under this plan and received proceeds of approximately $2.1 million and $3.0 million as a result.
On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A Cumulative Preferred Shares. The net proceeds from the offering were approximately $51 million, after placement fees and expenses, and were used to repay indebtedness, for general corporate purposes, to pay a portion of the purchase price for one medical office property acquired on July 14, 2005, and to fund future acquisitions. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.
On September 12, 2005, the Company’s registration statement to issue and sell 1,200,000 of common shares from time to time in “at the market” equity offerings was declared effective by the SEC. During the nine months ended September 30, 2005, the Company issued and sold 25,000 common shares and received net proceeds of approximately $0.4 million as a result.

13.	SUBSEQUENT EVENTS
On October 1, 2005, the Company’s $23 million interest rate swap contract that it entered into to effectively fix the rate on a secured loan assumed in connection with the acquisition of a medical office building in Voorhees, NJ matured and was not renewed.
On October 1, 2005, the Company renewed its $4 million secured credit facility with Regions Bank, which is secured by a first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. This loan was renewed for a term of one year, and has a variable interest rate of LIBOR plus 1.5%
On October 7, 2005, the Company purchased one medical office building in Fayetteville, Georgia for total purchase consideration of $5.5 million including $3.6 million of assumed mortgage debt with the balance of the purchase price paid in cash.
The Company entered into a $6.5 million interest rate swap agreement as a hedge to fix the rate on a secured loan assumed in connection with the acquisition of a medical office building in Lakewood, CA, which became effective on November 1, 2005.
On October 26, 2005, the Company, through its wholly-owned subsidiaries, entered into purchase agreements to acquire 22 medical office properties located in four states, aggregating approximately 1.0 million rentable square feet for total purchase consideration of approximately $241 million, which is expected to include the assumption of approximately $159 million of existing mortgage debt. The purchase consideration is subject to customary closing adjustments and other allocations.
The Company has received a commitment for a $30 million unsecured bridge loan. The bridge loan provides for a nine month term ending June 30, 2006 from the closing date and an interest rate of LIBOR plus 3% or at the option of the Company the lender’s base rate plus 1.75%. The bridge loan is available to fund a portion of the purchase price for the acquisitions of the 22 properties described above.
On October 31, 2005, the Company acquired a 43.8% general partner ownership interest in a limited partnership that owns a medical office building located in North Las Vegas, NV for approximately $4.9 million. The property owned by the limited partnership has an approximate total value is $11.2 million. The Company guaranteed $2.9 million in existing mortgage debt on the property in connection with this acquisition.
On November 4, 2005, the Company purchased one medical office building and a commercial office park in Plantation, FL for $30.4 million. The Company assumed $20.6 million of debt with the balance paid in cash. The two properties are the first to close of the recently announced 22 property portfolio acquisition.
14.	OTHER MATTERS
Reclassifications: Certain 2004 balances have been reclassified to conform to the 2005 presentation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain statements contained in this Report may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the “Company’s in-house property management, third party managers, growth of operating results, growth of cash flow, value of portfolio, dividends, capital improvements, debt strategy, growth of occupancy rates, acquisition and development of medical properties (including the Company’s acquisition of 22 properties for which it has signed purchase agreements), net income, offerings of additional securities, third party fees for HADC’s service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, shelf registration statement and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other risk factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
Business Overview
The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of September 30, 2005, the Company owned fifty-six (56) buildings consisting of 1.77 million rentable square feet which included four (4) outpatient treatment diagnostic centers, five (5) ambulatory surgery centers/physician group practice clinics and forty-seven (47) medical office buildings in 28 cities and 10 states. Included in a few medical office buildings are retail stores which accounted for approximately 3.6% of the total rentable square feet. The Company also owns two undeveloped parcels of land located in Union City, Tennessee and Durham, North Carolina and two development projects located in Houston, Texas as of September 30, 2005. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P.

The Company is the sole general partner of the operating partnership and owns approximately 97.6% of the operating partnership as of September 30, 2005. The Company’s operating results are dependent on maintaining and improving the following key elements:
•	occupancy in the properties;

•	acquiring and constructing additional quality properties;

•	the desirability of the space;

•	steady tenant relationships; and

•	rental rates at each location.
The Company believes a meaningful in-house property management capability is important to each of these elements of its business. The services of in-house property management include leasing, construction, maintenance and other tenant related services. The Company conducts property management for company owned assets through Windrose Medical Properties, LP and third-party property management through its wholly-owned subsidiary HADC. In addition, the Company may utilize third-party managers in locations where the amount of rentable square footage owned does not justify self-management or when properties acquired already have effective property management in place at time of acquisition.
The Company has increased the size of its real estate portfolio and its rental operations in the third quarter of 2005 through the acquisition of one medical office building, one ambulatory surgery center, and one partially improved parcel for a total cash purchase price of $11.4 million with assumed debt of $0.4 million.
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
Cost of debt and the ratio of debt to equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to lock in low fixed-rate interest debt. Use of variable-rate debt at low interest rates is also part of the Company’s strategy. Debt amortization and maturities are also important considerations in the Company’s use of debt.
Rental Operations
The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:
Occupancy Analysis
The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding occupancy rates for the Company’s portfolio of rental properties as of September 30, 2005 and 2004 (square feet in millions):

Total Rentable
Square Feet		Percent Occupied
September 30		September 30
2005	2004	2005	2004
1.8	1.3	93.2%	94.8%
The primary reason for the decrease in occupancy is due to the increased number of multi-tenant medical office buildings at less than full occupancy.
Lease Expiration and Renewals
The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of September 30, 2005. The table indicates rentable square footage and annualized rental revenue (based on annualized September 2005 monthly rental revenue) under expiring leases:

					Percentage
		Square		Annual Rental	of Annual
Year of	Number	Footage	Percentage of	Revenue of	Rental
Lease	of Leases	of Leases	Total	Expiring	Revenue
Expiration	Expiring	Expiring	Square Feet	Leases	Expiring
October — December 2005(1)	22	57,156	3.22%	1,588,693	3.47%
2006	54	181,128	10.21%	4,347,194	9.51%
2007	60	276,917	15.60%	8,073,527	17.65%
2008	72	321,833	18.14%	10,234,718	22.38%
2009	38	151,417	8.53%	4,534,084	9.91%
Thereafter	107	665,744	37.51%	16,956,314	37.08%

Total	353	1,654,195	93.21%	45,734,530	100%

(1)	This lease expiration table above includes month to month tenants as lease expiring between October and December 2005.
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
On July 14, 2005, the Company purchased one medical office building, one ambulatory surgery center, and one partially improved parcel adjacent to the MOB and surgery center in at Union City, Tennessee for $11.4 million, which was funded by proceeds from the June 30, 2005 Series A cumulative convertible preferred offering and the balance with a promissory note to the seller of the adjacent parcel in the amount of $406,000.
On October 7, 2005, the Company purchased one medical office building in Fayetteville, Georgia for total purchase consideration of $5.5 million, including, $3.6 million of assumed mortgage debt with the balance of the purchase price paid in cash.
On October 26, 2005, the Company, through its wholly-owned subsidiaries, entered into purchase agreements to acquire 22 medical office properties in located four states, aggregating approximately 1.0 million rentable square feet for total purchase consideration of approximately $241 million, which is expected to include the assumption of approximately $159 million of existing mortgage debt. The purchase consideration is subject to customary closing adjustments and other allocations. The Company has received a commitment for a $30 million unsecured bridge loan. The bridge loan provides for a nine month term from the closing date and an interest rate of LIBOR plus 3% or the lender’s base rate plus 1.75%. The bridge loan is available to fund a portion of the purchase price for the acquisitions of the 22 properties described above.
On October 31, 2005, the Company acquired a 43.8% general partner ownership interest in a limited partnership that owns a medical office building located in North Las Vegas, NV for approximately $4.9 million. The property owned by the limited partnership has an approximate total value is $11.2 million. The Company guaranteed $2.9 million in existing mortgage debt on the property in connection with this acquisition.
On November 4, 2005, the Company purchased one medical office building and a commercial office park in Plantation, FL for $30.4 million. The Company assumed $20.6 million of debt with the balance paid in cash. The two properties are the first to close of the recently announced 22 property portfolio acquisition.
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
The following is a reconciliation between net income and FFO for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income available for common shareholders	$523,528	$909,323	$3,932,559	$2,772,967
Add back (deduct):
Net gain on Sale of Real Estate Property	—	—	(1,250,057)	—
Depreciation and Amortization	2,819,861	1,690,245	7,240,281	4,757,766
Minority interest share of depreciation & amortization	(73,655)	(63,302)	(198,765)	(213,208)

FUNDS FROM OPERATIONS	$3,269,734	$2,536,266	$9,724,018	$7,317,525

Results of Operations
Comparison of the Three Months and Nine Months ended September 30, 2005 to the Three Months and Nine Months ended September 30, 2004
Rental Operations from Continuing Operations
Rental Revenue
Rental revenue increased by $4.4 million and $10.6 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004. The increase in rental revenue is reflective of the acquisitions of 26 properties completed since September 30, 2004. There was no material change in occupancy percentage for properties held as of September 30, 2005 and 2004.
Property Operating Expenses and Real Estate Taxes
Property operating expenses increased by $1.1 million and $2.4 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004 primarily due to the acquisition of 26 properties completed since September 30, 2004.
Real estate tax expense increased by $0.5 million and $1.2 million for the three months and nine months ended September 30, 2005 as compared to the three months and nine months ended September 30, 2004. The increase in real estate tax expense is reflective of the acquisition of 26 properties completed since September 30, 2004. There was no material change in the level of real estate tax expense for properties held as of September 30, 2005 and 2004.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.2 million and $2.6 million for the three months and nine months ended September 30, 2005 as compared to the three months and nine months ended September 30, 2004. The increase is reflective of the acquisitions of 26 properties completed since September 30, 2004. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions during the first nine months of 2005.
Service Operations
Service Operations are conducted by HADC, the Company’s taxable REIT subsidiary. HADC’s revenues increased $0.3 million and $0.5 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004. This change is the result of increased billed fee revenue. In June 2005, HADC received confirmation of a fee for service contract for development of a $64 million specialty hospital, North Cypress Medical Center in Houston, Texas.
HADC’s expenses are reported as cost of sales or as general and administrative expenses. The quarterly cost of sales for HADC is affected by the amount of direct costs charged to the projects, the number of projects in progress and the amount of overhead costs charged to the projects.

As more overhead costs are allocated to projects, cost of sales increase and general and administrative costs decrease. The general and administrative expenses increased by $0.2 million and $0.6 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004, respectively. HADC’s cost of sales increased by $0.1 million for the three months ended September 20, 2005 and decreased $0.2 million for the nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004, respectively. This was the result of higher allocation of direct cost in the three months and nine months ended September 30, 2004.
HADC’s operating results for the three months and nine months ended September 30, 2005 was income of $0.04 million and $0.2 million, as compared to $0.05 million and a loss of $7,000 before income tax (expense) benefit in the three months and nine months ended September 30, 2004. The $0.2 million improvement for the nine months ended September 30, 2005 is the result of total revenues being $0.5 million higher.
HADC is managing the construction of the two development projects in Houston, Texas to be owned by the Company. Use of HADC’s labor, benefit and overhead costs for properties developed for and to be owned by the Company is capitalized. Third party project development fees performed by HADC depend on the clients achieving certain levels of approvals and funding. Therefore, HADC is not in control of the start dates for these projects and cannot accurately project when the revenue from these projects will be realized.
General and Administrative Expense
The Company’s general and administrative expense, increased by $0.2 million and $0.8 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004. The increase between the two periods is mostly due to additional expenses associated with the growth of the Company, and additional costs due to compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties and additional staff, general and administrative expenses may increase.
Other Income and Expense
Interest expense increased by $0.7 million and $2.5 million for the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004. The increase was offset by $1.0 million and $2.1 million of capitalized interest for the three months and nine months ended September 30, 2005. The interest expense increased because of increased debt outstanding during the three months and nine months ended September 30, 2005, as compared to the three months and nine months ended September 30, 2004. The increased debt is a result of the Company’s acquisition of 26 buildings since September 30, 2004. The Company utilizes a mix of fixed and variable-rate debt. As of September 30, 2005, the face-value balance of fixed-rate mortgage debt was approximately $127.5 million, secured variable swapped debt was approximately $22.2 million and variable-rate mortgage debt was approximately $39.8 million.
•	The Company assumed $41.9 million of debt and secured new debt of $8.4 million as part of property acquisitions since September 30, 2004.

•	The Company drew $29.8 million and $0.7 million on its construction loans and mezzanine loan, respectively, during the first nine months of 2005 for two development projects in Houston, Texas.

•	During the nine months ended September 30, 2005, the Company paid down $1.5 million of the mezzanine debt related to the construction of the hospital in Houston, TX.

•	During the nine months ended September 30, 2005, the Company repaid $2.1 million of scheduled principal amortization on its mortgages.
Discontinued Operations
On February 2, 2005, the Company sold its property in Port St. Lucie, Florida, Morningside Plaza (“Morningside”) because the property no longer fit the Company’s medical portfolio parameters. In 2004, the property was classified as “held-for-sale”, thus the operations, until the property was sold, were being reported as discontinued operations. The gain on the disposal of Morningside, net of minority interest, of $1.2 million is also being reported as net income from discontinued operations for the nine months ended September 30, 2005. As a result, the Company reported no income from discontinued operations for the three months ended September 30, 2005 and $0.1 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the Company reported $1.2 million and $0.3 million of net income from discontinued operations, respectively.
Critical Accounting Policies
Impairment of Real Estate Assets
The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and ultimately may not be achieved.
Acquisitions of Real Estate Assets
In accordance with SFAS 141, “Business Combinations,” the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.
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
Valuation of Receivables
The Company reviews each account receivable for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of September 30, 2005, the Company has reserved $0.4 million for doubtful accounts.
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
Secured and Unsecured Credit Facilities:
The Company has the following lines of credit available:

				Amounts
	Borrowing	Maturity	Interest	Outstanding at
Description	Capacity	Date	Rate	September 30, 2005
Revolving Credit Facility	$50,000,000	September 2007	LIBOR + 1.5 – 2.5%	None
Secondary Revolving Credit Facility	$10,000,000	September 2006	LIBOR + 2.75%	None
Working Capital Line of Credit Facility	$4,000,000	October 2006	LIBOR + 1.5%	None
On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility.”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006;  and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders if the credit facility is syndicated have no obligation to increase their commitments under the accordian feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (5.49% at September 30, 2005), depending on the leverage ratio of the Company, the Partnership and all of its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (6.59% at September 30, 2005) or a rate equal to prime. The secured revolving credit facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was no outstanding principal balance at September 30, 2005.
The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility bears an interest rate at prime minus 0.75% (5.75% at September 30, 2005). There was no outstanding principal balance at September 30, 2005. This loan was renewed on October 1, 2005 for a term of one year, and has a variable interest rate of LIBOR plus 1.5%.

Assuming the Company completes the acquisition of the 22 property portfolio for which purchase agreements were signed on October 26, 2005, the Company will substantially draw down the available capacity its credit facilities and will have reduced ability to utilize borrowings for acquisition and working capital purposes.
A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. These projects are being developed by HADC and will continue to be owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (7.5% at September 30, 2005) for the hospital and the lender’s prime plus 0.25% (6.75% at September 30, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders, in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of September 30, 2005 were $16.5 million and $13.3 million, respectively.
In addition to the construction loans for the hospital and POB, the aforementioned subsidiaries of the Company have also obtained mezzanine loans of $5.0 million for the development of the hospital, which matures on August 31, 2006 and $1.5 million for the development of the POB, which matures on December 1, 2006. Terms require the mezzanine loans to be funded prior to any construction loan disbursements. Both loans have a maximum term of 24 months and a fixed interest rate of 11%. The outstanding mezzanine loan balances for the hospital and POB as of September 30, 2005 were $3.5 million and $1.5 million, respectively.
The Company has received a commitment for a $30 million unsecured bridge loan. The bridge loan provides for nine month ending June 30, 2006 term from the closing date an interest rate of LIBOR plus 3% or at the option of the Company the lender’s base rate plus 1.75%. The bridge loan is available to fund a portion of the purchase price for the acquisitions of the 22 properties described above.
Equity Securities:
On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a direct stock purchase feature. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During the three months and nine months ended September 30, 2005, the Company sold approximately 143,000 and 209,000 shares, respectively, under this plan and received proceeds of approximately $2.1 million and $3.0 million as a result.
On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A Cumulative Preferred Shares at $25.00 per share. The net proceeds from the offering were approximately $51 million, after placement fees and expenses, and were used to repay indebtedness, for general corporate purposes, to pay a portion of the purchase price for one medical office property on July 14, 2005, and to fund future acquisitions. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.
On September 12, 2005, the Company’s registration statement to issue and sell 1,200,000 of common shares from time to time in “at the market” equity offerings was declared effective by the SEC. During the nine months ended September 30, 2005, the Company issued and sold 25,000 common shares and received net proceeds of approximately $0.4 million as a result.
The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $105.1 million has been sold. From time-to-time, the Company expects to issue additional securities under this registration statement and future shelf registration statements to fund development and acquisition of additional rental properties, to fund the repayment of the credit facilities and other long-term debt and for other general corporate purposes.
Uses of Liquidity
Short-Term Uses:
The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, capital improvements, acquisition of the 22 property portfolio for which the Company has signed purchase agreements and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, by drawing on the Company’s credit facilities, and issuing additional common or preferred equity securities.
Long-Term Uses:
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities,

major renovations, expansions and other nonrecurring capital improvements through available cash flow from operations, long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.
Historical Cash Flows
Operating Activities
On September 30, 2005, the Company had $10.7 million of cash and cash equivalents. Net cash provided by operating activities was $10.0 million for the nine months ended September 30, 2005. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.
Investing Activities
Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was $80.3 million for the nine months ended September 30, 2005, primarily due to the acquisition of the nine medical properties and two development projects by HADC, which was offset by the $6.4 million of proceeds from the sale of the Morningside property located in Port St. Lucie, Florida property.
Financing Activities
Net cash provided by financing activities was $72.0 million for the nine months ended September 30, 2005. The principal proceeds were generated primarily from the June 2005 preferred equity offering, the March 2005 common equity offering, the DRIP plan, and the proceeds from the sale of common shares in “at the market” equity offerings under a recently declared effective registration statement, which were used to repay outstanding indebtedness under the lines of credit.
Off Balance Sheet Arrangements
The Company does not have any relationships with unconsolidated entities or financial partnerships such as “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements or other specific purposes.
Recent Accounting Pronouncements
In December 2004, FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). In April 2005, the SEC delayed the effective date on SFAS No. 123 from July 2005 to January 2006. The Company will adopt SFAS No. 123(R) effective as of January 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT DEBT MARKET RISK
Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.
Variable Rate
As of September 30, 2005, the face value of the total outstanding mortgage debt of the Company was approximately $189.6 million. The current outstanding debt balances relate to mortgage debt assumed or incurred by the Company through its subsidiaries and borrowings under the Company’s line of credit facilities. The fair value of this debt approximates its carrying value. Included in the total debt related to mortgages is variable-rate mortgage debt with a total principal balance outstanding at September 30, 2005 of approximately $39.8 million. On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility.”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006;  and (iii)an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million Huntington or participating lenders if the credit facility is syndicated have no obligation to increase their commitments under the accordian feature of the Revolving Facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (5.49% at September 30, 2005), depending on the leverage ratio of the Company, the Partnership and all of its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (6.59% at September 30, 2005) or a rate equal to prime. The secured revolving credit facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was no outstanding principal balance at September 30, 2005. The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility bear an interest at prime minus 0.75% (5.75% at September 30, 2005. There was no outstanding principal balance at September 30, 2005. This loan was renewed on October 1, 2005 for a term of one year, and has a variable interest rate of LIBOR plus 1.5% A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at (i) the lenders prime rate plus 1.0% for the hospital and (ii) the lender’s prime plus 0.25% for the POB, with principal due at maturity. The outstanding construction loan balances for the hospital and POB as of September 30, 2005 were $16.5 million and $13.3 million, respectively.
A one percentage point fluctuation in market interest rates would have had an approximate $167,000 and $315,000 impact on net earnings during the three months and nine months ended September 30, 2005, respectively.
Derivative Instruments
As of September 30, 2005, the Company has one interest rate swap contract that meets the criteria of Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”) to qualify for hedge accounting. In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $0.03 million, as of September 30, 2005. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income.
An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. At the time the associated debt was retired, the breakage fee for the swap was $0.4 million and the Company recorded this amount as a liability. The Company paid $0.2 million to terminate its unattached interest rate swap on March 4, 2005. This interest rate swap contract did not meet the criteria of SFAS 133, to qualify for hedge accounting. SFAS 133 requires that unrealized gains and losses on derivatives not qualifying as hedge accounting be recognized currently in earnings. During the nine months ended September 30, 2005 and 2004, the Company recognized a gain of $0.1 million and $0.2 million respectively on this terminated swap. There was no loss or gain recorded in the three months ended September 30, 2005 due to the termination of the interest rate swap in the first quarter.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).	*

3.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).	*

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).	*

4.1	Form of Common Share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126)	*

4.2	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2005).	*

10.1	Second Amended and Restated Secured Revolving Credit Agreement, dated as of September 30, 2005, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005).	*

10.2	Second Amended and Restated Guaranty, dated as of September 30, 2005, made by Windrose Medical Properties Trust to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005).	*

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST

Dated: November 9, 2005

/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Frederick L. Farrar

Frederick L. Farrar
President, Chief Operating Officer, Treasurer and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).	*

3.2	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).	*

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).	*

4.1	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126)	*

4.2	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2005).	*

10.1	Second Amended and Restated Secured Revolving Credit Agreement, dated as of September 30, 2005, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005).	*

10.2	Second Amended and Restated Guaranty, dated as of September 30, 2005, made by Windrose Medical Properties Trust to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005).	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference