Form 10-K
period 2005-12-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2006-03-17
CIK 1173942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                    to
Commission file number: 001-31375
WINDROSE MEDICAL PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	35-2166961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3502 Woodview Trace, Suite 210, Indianapolis, IN	46268
(Address of Principal Executive Offices)	(Zip Code)
(317) 860-8180
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:     None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $190,750,393 as of June 30, 2005.
As of February 16, 2006, there were 17,759,886 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the Registrant’s fiscal year ended December 31, 2005, and to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders to be held on May 18, 2006, are incorporated by reference into Part III.

WINDROSE MEDICAL PROPERTIES TRUST
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Annual Report on Form 10-K (“Form 10-K”) may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to Windrose Medical Properties Trust’s (the “Company”) property management, engagement of third-party property managers, growth of operating results, growth of cash flow, market value of portfolio, dividends, dividend rates, frequency of dividend payments, capital improvements, debt strategy, occupancy rates, acquisition and development of medical properties, net income, rental operations revenue, third-party fees for service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, sales of common and preferred equity securities, integration of multi-property acquisitions and the impact of such acquisitions on the results of operations in future periods, and impact of fluctuating interest rates. In addition, the forward-looking statements also include those related to the Company’s ability to integrate the properties acquired during 2005, which increased this size of the Company’s portfolio by approximately 1.6 million rentable square feet, and the properties under contract and the impact that these acquisitions will have on the Company’s results of operations. We caution you not to place undue reliance on the forward-looking statements contained in this Form 10-K because actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those identified in Item 1A, “Risk Factors,” and those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in our business and other factors detailed from time to time in our filings with the Securities and Exchange Commission. Except to the extent required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-K.
PART I
ITEM 1. BUSINESS
Overview
     Windrose Medical Properties Trust (the “Company”) is a self administered and self-managed Maryland real estate investment trust founded in March 2002. The Company focuses on owning, operating, developing and managing specialty medical properties located throughout the United States. Specialty medical properties in which the Company seeks to invest include (but are not limited to):
•	Medical Office Buildings. Medical office buildings are office and clinic facilities, often located near hospitals or on hospital campuses, specifically constructed and designed for the use of physicians and other health care personnel to provide services to their patients. Medical office buildings typically contain sole and group physician practices and may hold laboratory and other patient services, including Ambulatory Surgery Centers. We have not broken out those Medical Office Buildings with Ambulatory Surgery Centers.

•	Ambulatory Surgery Centers. Ambulatory surgery centers are used for general or specialty surgical procedures not requiring an overnight stay in a hospital. In addition to surgery facilities, ambulatory surgery centers typically include a single group office and/or clinic space.

•	Outpatient Treatment and Diagnostic Facilities. Outpatient treatment and diagnostic facilities provide treatments and care not typically provided in physician offices or clinics, such as gastrointestinal endoscopy care, oncology treatment, kidney dialysis and other similar services.

•	Specialty Hospitals. Specialty hospitals focus and specialize in providing care for certain conditions and performing certain procedures, such as cardiovascular and orthopedic surgery.

Specialty hospitals may include long-term acute care hospitals that provide care for patients requiring extended hospital stays and specialized care and observation more efficiently and economically than traditional acute care hospitals.
     Windrose Medical Properties, L.P., the Company’s operating partnership (the “Operating Partnership”), was formed in May 2002 under the Virginia Revised Uniform Limited Partnership Act. The Company owns its properties and conducts its business through the Operating Partnership. The Company serves as the sole general partner of the Operating Partnership. As of December 31, 2005, the Company owned an approximate 98.1% interest in the Operating Partnership.
     The Company’s taxable REIT subsidiary, Hospital Affiliates Development Corporation (“HADC”), was incorporated in 1989 in Indiana. Its predecessor was incorporated in 1976. HADC conducts business throughout the United States and, to a lesser extent, internationally. HADC’s primary objective is the development of specialty medical properties for the Company, but HADC also provides these services for third-parties. HADC develops and constructs new “build-to-suit” or multi-tenant facilities. HADC earns fees from third-parties by providing services such as property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management. Neither the Company nor the Operating Partnership can undertake material amounts of third-party development and construction activities directly under applicable REIT tax rules. HADC pays income taxes at regular corporate rates on its taxable income.
     References to the “Company”, “we”, “us”, “our” or similar terms in this Form 10-K include Windrose Medical Properties Trust and those entities owned or controlled by the Windrose Medical Properties Trust, including the Operating Partnership and HADC, unless the context indicates otherwise.
Portfolio Summary
     The Company completed its initial public offering in August 2002 and acquired seven specialty medical properties for approximately $62.6 million. To date, the Company has acquired 78 specialty medical buildings and six commercial office buildings. The Company’s portfolio of specialty medical and other properties includes 58 properties. These properties contain 78 specialty medical buildings and six commercial office buildings and an aggregate of approximately 3.0 million rentable square feet as of December 31, 2005. The following table summarizes the Company’s portfolio as of December 31, 2005.

	Number	Rentable
	of	Square
Property Type(1)	Buildings	Feet
Specialty Medical Properties:
Medical Office Buildings	69	2,472,776
Ambulatory Surgery Centers	4	107,099
Outpatient Treatment and Diagnostic Facilities	4	160,855
Specialty Hospitals and Treatment Centers	1	126,946
Other Properties:
Commercial Office Properties	6	152,837

Total	84	3,020,513

(1)	Several properties have multiple specialty medical uses (e.g., medical office buildings and ambulatory surgery center combinations). For purposes of this table, property types are listed by their primary functional purpose.
     As of December 31, 2005, the Company’s gross consolidated real estate investments were approximately $690.9 million.
     While commercial office buildings are not the Company’s primary focus, the Company may acquire, from time to time, commercial office buildings. In the past, the Company acquired commercial office buildings or properties as a component of an integrated property or as part of a larger portfolio transaction that also contained a specialty medical property or properties meeting the Company’s investment criteria. For example, in January 2004, the Company acquired Cooper Voorhees Medical Mall, a three-building property comprised of two commercial office buildings and one ambulatory surgery center. Similarly, the Company acquired Atrium Office Park in November, 2005, which consisted of four commercial office buildings. The Company acquired these buildings as part of a multi-property portfolio transaction that occurred during the fourth quarter of 2005.
Taxation of the Company
     The Company elected to be taxed as a real estate investment trust, or REIT, under the federal income tax laws commencing with its short taxable year ended December 31, 2002. The Company believes that, commencing with such short taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the federal income tax laws, and we intend to continue to operate in such a manner. The Company, however, cannot provide assurances that it will operate in a manner so as to qualify or remain qualified as a REIT.
Segments
     The Company is engaged in two operating segments. One operating segment relates to the Company’s ownership and rental of specialty medical properties. The other operating segment relates to the Company’s provision, through HADC, of various real estate services such as third-party facility planning, project management, medical equipment planning and implementation services and related activities. The revenues generated by each operating segment, from external customers, from January 1, 2003, through December 31, 2005, are included in the Company’s audited consolidated financial statements and notes thereto included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”
Significant 2005 Developments
Real Estate Transactions
During 2005, the Company completed the following real estate transactions:
•	the sale of Morningside Professional Plaza, located in Port St. Lucie, Florida, on February 2, 2005, for approximately $6.7 million. The Company classified this property as “held for sale” in the third quarter of 2004 because the Company’s management believed that this property no longer satisfied the Company’s investment criteria;

•	the acquisition of two medical office buildings in the Atlanta, Georgia metropolitan area on March 1, 2005, for approximately $9.8 million;

•	the acquisition of a third medical office building in the Atlanta, Georgia metropolitan area on May 2, 2005, for approximately $5.5 million. In connection with this transaction, the Company secured a first mortgage loan for approximately $3.6 million;

•	the acquisition of four medical office buildings, two of which are located in Delray Beach, Florida, one located in the Los Angeles, California metropolitan area and one located in the San Jose, California metropolitan area, on June 7, 2005, for approximately $53.5 million. In connection with this transaction, the Company assumed $27.7 million of existing mortgage loans and secured a new first mortgage loan of approximately $6.5 million;

•	the acquisition of two medical office buildings in the Chicago, Illinois metropolitan area on June 24, 2005, for approximately $6.9 million. In connection with this transaction, the Company secured a first mortgage loan for approximately $1.9 million;

•	the acquisition of one medical office building, one ambulatory surgery center, and one partially improved parcel adjacent to the medical office building and one surgery center in Union City, Tennessee on July 14, 2005, for approximately $11.4 million. The Company issued a promissory note in the amount of $406,000 in connection with this transaction;

•	the acquisition of one medical office building in Fayetteville, Georgia on October 5, 2005, for approximately $5.5 million, including approximately $3.6 million of assumed mortgage debt;

•	the acquisition of a 43.8% general partner ownership interest in a limited partnership that owns a medical office building located in North Las Vegas, Nevada on October 31, 2005, for approximately $4.9 million. The Company guaranteed $2.9 million in existing mortgage debt on the property in connection with this acquisition;

•	the acquisition of one medical office building and a four-building commercial office park in Plantation, Florida on November 4, 2005, for approximately $30.4 million, including the assumption of approximately $20.6 million of debt;

•	the acquisition of three medical office buildings, one of which is located in Edinburg, Texas, one located in Palm Springs, Florida and one located in Palm Bay, Florida on November 10, 2005, for approximately $21.1 million, including approximately $11.6 million of assumed mortgage debt;

•	the acquisition of seven medical office buildings, one of which is located in Jupiter, Florida, one located in Boynton Beach, Florida, three located in West Palm Beach, Florida, one located in Dallas, Texas and one located in El Paso, Texas on November 17, 2005, for approximately $84.1 million, including approximately $59.1 million of assumed mortgage debt;

•	the acquisition of one medical office building in Palm Springs, Florida on November 22, 2005, for approximately $6.1 million, including approximately $3.3 million of assumed mortgage debt;

•	the acquisition of six medical office buildings, one of which is in Boynton Beach, Florida, one located in Boca Raton, Florida, one located in Arcadia, California and three located in West Palm Beach, Florida on December 2, 2005, for approximately $69.2 million, including approximately $43.5 million of assumed mortgage debt; and

•	the acquisition of two medical office buildings, one located in Palm Springs, California and one located in Wellington, Florida on December 13, 2005, for approximately $21.4 million, including approximately $14.5 million of assumed mortgage debt.
     The Company funded a portion of the acquisitions through the assumption of existing mortgage debt and new mortgage debt as described above. The remainder of the purchase prices was funded through borrowing under the Company’s secured revolving credit facility and the proceeds from the issuance of the Series A preferred shares and common shares as described below.
Development Projects
     On December 19, 2005, HADC completed the development of two properties, the Foundation Surgical Hospital and the Foundation Medical Tower, both located in Bellaire, Texas for $56.5 million. In addition, the Company through a separate subsidiary owns a 51% interest in an entity which owns the land underlying the hospital. As part of the term of the lease with the hospital, the tenant is responsible for payment of the ground lease obligation to this entity. These projects represent the Company’s single largest investment asset.
Financing Transactions
     In addition to the mortgage indebtedness described above, the Company also completed the following financing transactions during 2005.
•	On March 15, 2005, the Company completed an offering of 1,700,000 common shares at an offering price of $13.91 per share. The net proceeds of this offering, after deducting underwriting discounts, commissions and other offering expenses, was approximately $22.2 million.

•	On June 30, 2005, the Company completed an offering of 2,100,000 shares of the Company’s 7.5% Series A cumulative convertible preferred shares of beneficial interest (the “Series A preferred shares”) at an offering price of $25.00 per Series A preferred share. The net proceeds of this offering, after deducting placement agent fees and other offering expenses, was approximately $51.1 million.

•	On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility, which amended and restated its prior secured revolving credit facility, with The Huntington National Bank. The amended and restated secured revolving credit facility provides for three loan facilities: (i) a secured revolving credit facility of $50.0 million for the acquisition of real estate assets and for working capital purposes, (ii) a secured revolving line of credit of $10.0 million to acquire real estate assets and (iii) an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit.

•	On November 22, 2005, the Company completed an offering of 3,000,000 common shares at an offering price of $14.10 per share. The net proceeds of this offering, after placement agent fees and other offering expenses, was approximately $40.7 million.

•	On December 6, 2005, the Company entered into a $20.0 million senior unsecured bridge loan agreement with KeyBank National Association. The Company entered into the bridge loan with KeyBank in order to provide the Company with additional flexibility in funding the cash portion of a multi-property portfolio acquired in the second half of the fourth quarter of 2005 and for working capital purposes.
Competitive Strengths
     The Company believes that it distinguishes itself from other owners, operators and developers of medical real estate properties in multiple ways, including the following:
•	Unique focus on specialty medical properties providing outpatient services. The Company is a public real estate company focusing on the ownership, development and management of specialty medical properties, particularly those offering outpatient care. The Company believes that recent trends in the healthcare industry have led medical service providers to provide an increasing amount of outpatient services from specialty medical properties. The Company believes that through this focus, it can achieve a unique and attractive profile for cash flow growth and increased portfolio value.

•	Experienced management team. The Company’s senior management team is experienced in developing, acquiring, operating, managing and financing specialty medical properties. The Company’s management team has an in-depth understanding of the rapid changes in the healthcare industry and the ability to execute the Company’s opportunistic strategy.

•	Broad network of relationships with healthcare providers. Through the reputation and experience of the Company’s management, the Company has developed a broad network of relationships with healthcare providers. The Company believes that it is among a limited number of companies that have the experience and knowledge to satisfy the complex real estate needs and demands of medical services providers, particularly during periods of rapid change.

•	Broad range of services. The Company is positioned to provide the capital that medical services providers need to expand their practices, while at the same time offering the professional management, design and implementation services that their practices require on an ongoing basis. As medical services providers divest themselves of real estate in favor of sale/leaseback arrangements, the Company has the capability to purchase the real estate and subsequently provide the real estate services typically required by the service providers as lessees.

•	Strong development capabilities. HADC has been providing facility, design, development, finance and management services to healthcare systems, physical groups and third-party medical property owners for over 29 years. Since its inception, HADC has completed over 600 projects totaling in excess of $1.8 billion of construction costs. While HADC expects to receive fees from third-parties, HADC’s primary strategy is to develop properties for ownership by the Company.
Business Strategy
     The Company’s primary business goal is to provide attractive risk-adjusted returns and maximize capital appreciation. The Company’s strategy is to capitalize on the opportunities created by the changing healthcare environment by acquiring, selectively developing and managing specialty medical properties that meet its investment criteria. In general, the Company seeks to acquire or develop specialty medical properties in desirable markets with tenants who are expected to prosper in the changing healthcare delivery environment. The Company focuses on specialty medical properties, including medical office buildings, outpatient treatment and diagnostic facilities, physical group practice clinics, ambulatory surgery centers and specialty hospitals and treatment centers.
      The Company may acquire, from time to time, commercial office properties that are part of a portfolio of properties also containing specialty medical properties and owned by a common seller if it believes that it must acquire the commercial office properties to complete the acquisition of the specialty medical properties in the portfolio.
External Growth Strategy
     The Company seeks to achieve its business objectives externally through:
•	Acquiring specialty medical properties in areas with attractive growth characteristics. The Company seeks to acquire or to develop quality specialty medical properties that meet the Company’s investment criteria and are located in geographic areas where the demand for specialty medical services is expected to increase over the coming years. The Company also targets properties that are located on or near strategic hospital campuses, in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive risk-adjusted returns, cash flow growth potential and stable rents.

•	Providing services through HADC. To better serve the need of the Company’s tenants, the Company will develop through HADC and construct new “build-to-suit” and multi-tenant facilities when an acceptable level of pre-construction leasing is achieved. While the primary objective of HADC is the development of quality specialty medical properties for the Company’s ownership, HADC also provides a select amount of these services for third-parties, especially those that are expected to be a source of long-term relationships and potential property acquisitions. HADC earns fees from third-parties by providing services such as property development, facility planning, medical equipment planning and implementation services, real estate brokerage, leasing services and property management.
Internal Growth Strategy
     The Company seeks to achieve its business objectives internally through:
•	Entering into long-term leases with annual contractual rent increases. The Company expects to generate internal growth in cash flow through leases that contain provisions for fixed contractual rental increases or increases that are tied to indices such as the Consumer Price Index.

•	Use of net-lease structures. The Company seeks to enter long-term leases primarily under net lease structures, where the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases based on stated percentage increases or increases in the Consumer Price Index. The Company believes that long-term leases, coupled with a tenant’s responsibility for property expenses, will produce a more predictable income stream, while continuing to offer the potential for growth in rental income.

•	Replacing tenants quickly at the best available market terms and lowest possible leasing costs. The Company seeks to lease space in a timely manner at the most favorable rates it can attract, while also reducing leasing costs. The Company believes that with its focus on quality properties in desirable locations and its relationships with medical services providers, it can minimize vacancies in its properties and lease space at market terms.

•	Proactive property management to maximize tenant retention. In order to achieve greater awareness and responsiveness to tenant needs, the Company either directly manages its properties or provides property management through qualified and experienced third-parties. The Company believes that this emphasis on tenant needs will lead to enhanced tenant satisfaction and retention. The Company recognizes that the renewal of existing tenant leases, as opposed to tenant replacement, often provides the best operating results by minimizing transaction costs and avoiding interruptions in rental income during periods of vacancy.
Financing Strategy
     The Company plans to build its capital structure with a balanced approach that maximizes flexibility. The Company will seek to:
•	borrow at fixed rates or through instruments that can take on the characteristics of fixed-rate debt (including the use of interest rate swaps);

•	have, as its goal, conservative debt service ratios;

•	balance debt in a fashion that enhances the Company’s ability to access capital markets;

•	appropriately use its secured revolving credit facility to finance acquisitions in concert with other debt instruments, which depending on appropriateness and availability, include, the assumption of mortgage loans and the placement of “stand- alone” non-recourse debt secured by the property (the Company may cause the Operating Partnership to issue units of limited partnership in concert with borrowings to finance acquisitions); and

•	selectively access capital in efficient ways so as to deploy the funds rapidly to income-producing assets or new development.

Competition
     The Company competes for development and acquisition opportunities with, among others, private investors, healthcare providers, (including physicians), healthcare-related REITs, real estate partnerships, financial institutions and local developers. Many of these competitors have substantially greater financial and other resources than the Company has and may have better relationships with lenders and sellers. Increased competition for medical properties from competitors, including other REITs, may adversely affect the Company’s ability to acquire specialty medical properties and the price the Company pays for properties. The Company’s properties face competition from other nearby facilities that provide services comparable to those offered at the Company’s facilities. Some of those facilities are owned by governmental agencies and supported by tax revenue, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to the Company’s facilities. In addition, competing healthcare facilities located in the areas served by the Company’s facilities may provide health services that are not available at the Company’s facilities.
Government Regulation
     The healthcare industry is heavily regulated by federal, state and local laws. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any tenant to comply with such laws, regulations and requirements could affect its ability to operate its facility or facilities and could adversely affect such tenant’s ability to make lease payments to us.
     Fraud and Abuse Laws
      Various federal and state laws prohibit fraud and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with a government-sponsored healthcare program, including, but not limited to, the Medicare and Medicaid programs. These include:
•	The Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

•	The Federal Physician Self-Referral Prohibition (Stark), which restricts physicians from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; and

•	The Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
     Each of these laws include criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. Imposition of any of these types of penalties on our tenants could result in a material adverse effect on their operations, which could adversely affect the Company’s business. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (whistleblower) actions on behalf of the government for violations of fraud and abuse laws.
     Environmental Matters
     A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect healthcare facility operations of special medical properties. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender (such as the Company) may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, would reduce our revenue. Although the leases covering our properties require the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited and we cannot assure that any such tenant would be able to fulfill its indemnification obligations.
     The Medicare and Medicaid Programs
      Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers, healthcare service plans and health maintenance organizations, among others. Efforts to reduce costs by these payors will likely continue, which may result in reduced or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the failure of any of our tenants to comply with various laws and regulations could jeopardize their certification and ability to continue to participate in the Medicare and Medicaid programs. Medicaid programs differ from state to state but they are all subject to federally-imposed requirements. At least 50% of the funds available under these programs are provided by the federal government under a matching program. Medicaid programs generally pay for acute and rehabilitative care based on reasonable costs at fixed rates. Medicaid payments are generally below private-pay rates. Increasingly, states have introduced managed care contracting techniques into the administration of Medicaid programs. Such mechanisms could have the impact of reducing utilization of and reimbursement to facilities. Other third-party payors in various states base payments on costs, retail rates or, increasingly, negotiated rates. Negotiated rates can include discounts from normal charges, fixed daily rates and prepaid capitated rates.
     Healthcare Facilities
     The healthcare facilities in our portfolio, including hospitals and physician group practice clinics, are subject to extensive federal, state and local licensure, certification and inspection laws and regulations. Our tenants’ failure to comply with any of these laws could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our tenants’ ability to make lease payments to us and, therefore, adversely impact us.
Recent Regulatory Developments
     The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of healthcare providers.
     Changes in the law, new interpretations of existing laws, and changes in payment methodologies may have a dramatic effect on the definition of permissible or impermissible activities, the relative costs associated with doing business and the amount of reimbursement furnished by government and other third-party payors. These changes may be applied retroactively under certain circumstances. The ultimate timing or effect of legislative efforts cannot be predicted and may impact us in different ways.
     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act established an 18-month moratorium on the “whole hospital exception” to the Stark law, whereby physicians have been permitted to refer patients for designated health services to hospitals in which they have an ownership interest. The moratorium removed specialty hospitals from the “whole hospital exception” from December 8, 2003 through June 8, 2005. Specialty hospitals include hospitals primarily or exclusively engaged in the care and treatment of cardiac conditions or orthopedic conditions, hospitals that perform certain surgical procedures, and hospitals that provide any other type of specialized service designated by the Centers for Medicare & Medicaid Services (“CMS”), but do not include psychiatric hospitals, rehabilitation hospitals, children’s hospitals, long-term care hospitals, or cancer hospitals that are not paid under the inpatient hospital prospective payment system. Specialty hospitals in operation or under development as of November 18, 2003 were grandfathered under the moratorium. Although the original statutory moratorium imposed by the Act expired on June 8, 2005, CMS announced on June 9, 2005 a temporary suspension on processing of any new Medicare provider enrollment applications for specialty hospitals submitted on or after June 9, 2005. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005, which, in Section 5006, included a statutory prohibition on CMS’s enrollment of new specialty hospitals into the Medicare program. The prohibition is intended to remain in place for six to eight months, during which time the Department of Health and Human Services (“HHS”) is instructed to prepare a report for Congress addressing physician investment in specialty hospitals, and specifically whether physician investment is proportional, physician investment constitutes a bona fide investment, whether there should be annual disclosure of investment information, as well as the provision of care by specialty hospitals to Medicaid and charity care patients, and enforcement. It is unclear what additional and new legislative and regulatory changes may result from this continued moratorium or what impact they may have on our tenants.
     In addition to the reforms enacted and considered by Congress from time to time, state legislatures periodically consider various healthcare reform proposals. Congress and state legislatures can be expected to continue to review and assess alternative healthcare delivery systems, new regulatory enforcement initiatives, and new payment methodologies.

     We believe that government and private efforts to contain or reduce healthcare costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by our tenants and could adversely affect their ability to make lease payments to us.
Availability of Reports
     A copy of this Form 10-K, as well as the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available, free of charge, on its Internet web site, http://www.windrosempt.com. All of these reports are made available on the Company’s Internet web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The Company’s Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Governance Committees are also available on the Company’s Web site at http://www.windrosempt.com, and are available in print to any shareholder upon request in writing to Windrose Medical Properties Trust, c/o Investor Relations, 3502 Woodview Trace, Suite 210, Indianapolis, Indiana 46268. The information on the Company’s Internet web site is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filing it makes with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
Risks Relating to the Healthcare Industry
Regulations targeting specific sectors of the healthcare industry could adversely affect our business.
     One segment of our business is the acquisition and development of specialty hospitals in which physicians own an interest. The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a moratorium on the development of new specialty hospitals with physician ownership for a period of 18 months. Excluded from the moratorium were hospitals currently under development as determined in accordance with the CMS approval process. In December 2005, the Company completed the development of a specialty hospital in Houston, Texas, for an approximate cost of $33.2 million, which was approved by CMS as being exempt, or grandfathered, from the moratorium. Although the original moratorium expired in June 2005, CMS announced a suspension in processing of any new Medicare provider enrollment applications for specialty hospitals in the same month. On February 1, 2006, Congress passed the Deficit Reduction Act of 2005, which, in Section 5006, included a statutory prohibition on CMS’s enrollment of new specialty hospitals in the Medicare program. The prohibition is intended to remain in place for six to eight months while HHS develops a report to Congress.
     Similar types of moratoriums or other further legislation or changes in the amount or structure of Medicare reimbursements could adversely affect our investments or acquisition opportunities in the segments of the healthcare industry affected by such legislation or governmental changes in the Medicare reimbursement structure.
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
     Many of our medical properties and their tenants may require a license and/or certificate of need to operate. Failure to obtain a license or certificate of need, or loss of a required license or certificate of need would prevent a facility from operating in the manner intended by the tenants. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare facilities, by requiring a certificate of need or other similar approval.
Our real estate investments are concentrated in specialty medical properties, making us more vulnerable economically than if our investments were diversified.
     As a REIT, we invest primarily in real estate. Within the real estate industry, we primarily acquire, selectively develop and manage specialty medical properties. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in specialty medical properties. A downturn in the real estate industry could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our tenants’ ability to make lease payments to us and our ability to make distributions to our shareholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or, more particularly, outside of specialty medical properties.
Adverse trends in the healthcare industry may negatively affect our tenants’ ability to make lease payments and our ability to make distributions to our shareholders.
     The healthcare industry is currently experiencing, among other things:
•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continuing pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.
     These and other factors may adversely affect the economic performance of some or all of our tenants and their ability to make lease payments. In turn, our lease revenues and our ability to make distributions to our shareholders could be negatively impacted.
Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
     There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.
     These laws include:
•	the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare and Medicaid patients;

•	the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians who have financial relationships with healthcare providers from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•	the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including under the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
     Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring qui tam (whistleblower) actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or associated hospitals could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our medical office buildings or healthcare-related facilities associated with that hospital, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.
Risks Relating to Our Business, Growth Strategy and Organizational Structure
We may be unable to acquire or may be delayed in acquiring specialty medical properties.
     Our inability to acquire, or delays in acquiring, properties that are currently under contract or that we may seek to acquire in the future may adversely impact our ability to make distributions to our shareholders. In addition, if we do not complete acquisitions as expected, an offering of equity securities will have a significant dilutive impact on our issued and outstanding common and preferred shares until we are able to efficiently deploy the net proceeds from an offering of common or preferred shares.
Dependence on our tenants for lease payments may adversely impact our ability to make distributions to our shareholders.
     As a REIT operating in the healthcare industry, we are not permitted by current tax law to operate or manage the businesses conducted in our facilities. Accordingly, we rely exclusively on lease payments from our tenants for cash with which to make distributions to shareholders. We have no control over the success or failure of our tenants’ businesses. Reductions in the net operating income of our tenants may negatively impact the ability of our tenants to make lease payments and our ability to make distributions to our shareholders. Failure on the part of a tenant to comply materially with the terms of a lease would give us the right to terminate our lease with that tenant, repossess the applicable property and enforce the payment obligations under the lease. However, we then would be required to find another tenant. There can be no assurance that we would be able to find a suitable replacement tenant or that, if a suitable replacement tenant was found, we would be able to enter into a lease on favorable terms, or at all.
     As of December 31, 2005, we do not rely disproportionately on any one tenant for our rental income. Significant adverse changes in the operations of any property, or the operations or financial condition of any tenant, could have a material adverse effect on our ability to collect lease payments and, accordingly, on our ability to make distributions to our shareholders.
We do not know if our tenants will renew their existing leases, and if they do not, we may be unable to lease the properties on as favorable terms, or at all.
     We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times through 2023. If these leases are not renewed, we would be required to find other tenants to occupy those properties. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

     Failure to properly manage our rapid growth could distract our management or increase our expenses.
     We have experienced rapid growth and development in a relatively short period of time and expect to continue to experience rapid growth in the future. During 2005, we acquired 42 buildings and started rental operations in two buildings the Company developed. We also are considering the acquisition of other properties. Our rapid growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to our shareholders. In particular, we could have difficulty assimilating acquired properties and integrating their operations into our organization. Failure to effectively integrate newly acquired properties could disrupt our ongoing business, distract our management and employees and increase our expenses. Our rapid growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.
     Certain of our properties may not have efficient alternative uses.
     Some of our properties, such as our ambulatory surgery centers, are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their licenses or certificates of need to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt these properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to our shareholders.
     Our business is highly competitive and we may be unable to compete successfully.
     We will compete for development opportunities and opportunities to purchase medical properties with, among others:
•	private investors;

•	healthcare providers, including physicians;

•	healthcare-related REITs;

•	real estate partnerships;

•	financial institutions; and

•	local developers.
     Many of these competitors have substantially greater financial and other resources than we have and may have better relationships with lenders and sellers. Increased competition for medical properties from our competitors, including other REITs, may adversely affect our ability to acquire specialty medical properties and the price we pay for properties. If we are unable to acquire properties or if we pay too much for properties, our revenue and earnings growth could be adversely affected. Our properties face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not available to tenants at our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide health services that are not available at our facilities. From time to time, referral sources, including physicians and managed care organizations, may change their lists of healthcare facilities to which they refer patients, which could adversely affect our rental revenues.
Our use of debt financing subjects us to significant risks, including refinancing risk and the risk of insufficient cash available for distribution.
     Our Articles of Amendment and Restatement of our Declaration of Trust, as amended and supplemented by our Articles Supplementary, which collectively we refer to as our Declaration of Trust, and other organizational documents do not limit the amount of debt we may incur. Debt, whether with recourse to us generally or only with respect to a particular property, creates risks. For example, variable rate debt can reduce the cash available for distribution to shareholders in periods of rising interest rates. We intend to incur debt only when we believe it will enhance our risk-adjusted returns. However, we cannot assure you that our use of financial leverage will prove to be beneficial. At December 31, 2005, our secured indebtedness was approximately $425 million, including approximately $200.5 million of existing mortgage year-end indebtedness that we assumed in connection with the acquisition of the 42 buildings that we acquired during 2005. We may borrow additional amounts in the future, or we may issue corporate debt securities in public or private offerings. Some of these additional borrowings may be secured by our properties. In addition, in connection with debt-financing, we are subject to covenants that restrict our operations. There can be no assurance that we will be able to meet our debt service obligations or comply with the restrictive covenants and, to the extent that we cannot, we risk the loss of some or all of our properties to foreclosure. In addition, payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, pay cumulative preferred dividends on our 7.5% Series A cumulative convertible preferred shares, which we refer to as our Series A preferred shares, or pay the distributions to our common shareholders necessary to maintain our REIT qualification.
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
     As described further below, certain executive officers and members of our board of trustees have conflicts of interest resulting from:
•	the formation transactions at the time of our initial public offering;

•	their duties to our shareholders and the limited partners of our operating partnership; and

•	allocation of their time between our business and affairs and their other business interests.
     Conflicts of interest resulting from certain transactions in connection with our initial public offering may lead to decisions that are not in our shareholders’ best interest. Three of our executive officers, Messrs. Klipsch, McCoin and Farrar, one of whom also serves as a trustee (Mr. Klipsch), and one trustee emeritus who is not an executive officer (Mr. Lanham) owned, directly or indirectly, 88.4% of the equity interests in Windrose International, LLC. At the time of completion of our initial public offering, we acquired certain assets and liabilities of Windrose International, including the stock of HADC, in exchange for an aggregate of 218,750 units of partnership interest in our operating partnership. Additionally, three of our executive officers, Messrs. Klipsch, McCoin and Batts, and Mr. Lanham, who serves as a trustee emeritus, owned approximately 45% of the Class A limited liability company interests in Brierbrook Partners. We acquired the Class A limited liability company interests in Brierbrook Partners owned by these officers and trustees in exchange for an aggregate of 72,582 units of partnership interest in our formation transactions. The terms and conditions of these purchases were not negotiated in arm’s length transactions. Additionally, certain of our trustees and executive officers have unrealized gains associated with their interests in these assets acquired by, or contributed to, our operating partnership at the time of our initial public offering, and, as a result, any sale of these assets or refinancing or prepayment of principal on the indebtedness assumed by us in purchasing these assets may cause adverse tax consequences to these trustees and executive officers. These individuals may not be supportive of the disposition or refinancing of these properties when it might otherwise be the optimal time for us to do so.
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
     Our executive officers performing other activities may limit the amount of time available to be spent on our business. Messrs. Klipsch and Farrar are primarily focused on the management of our company. As a result of the management of other business interests, however, they may find it difficult to allocate the time necessary to manage our business. Mr. Klipsch, chairman of our board of trustees and our chief executive officer, also serves as the chairman of the board of directors of Klipsch Audio, Inc. Mr. Farrar, our president and chief operating officer, also serves as executive vice president of Klipsch Audio, Inc. Although Messrs. Klipsch and Farrar devote substantially all of their time to managing our company, as a result of their management obligations with this other company, Messrs. Klipsch and Farrar may find it difficult to allocate their time between this other company and us. If Messrs. Klipsch and Farrar do not allocate sufficient time to the management of our operations, it could jeopardize our ability to execute our business plan.
Holders of our outstanding Series A preferred shares have dividend, liquidation, and other rights that are senior to the rights of the holders of our common shares.
     Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2005, 2,100,000 shares of our Series A preferred shares were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $52.5 million (approximately $55.1 million if the stepped up liquidation preference set forth in our Articles Supplementary is applicable), and annual dividends on our outstanding preferred shares are approximately $3.9 million. Holders of our preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of our preferred shares are entitled to receive a liquidation preference of $25 per share ($26.25 per share if the stepped up liquidation preference set forth in our Articles Supplementary is applicable) with respect to our Series A preferred shares, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of our preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
Provisions of Maryland law, our Declaration of Trust and our Bylaws may deter changes in management and third-party acquisition proposals or cause dilution.
     Our ownership limitations may restrict business combination opportunities. To qualify as a REIT under the Internal Revenue Code, or the Code, no more than 50% of the value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer persons during the last half of each taxable year (other than the first year for which an election to be a REIT has been made). To preserve our REIT qualification, our Declaration of Trust generally prohibits direct or indirect ownership by any person of more than 9.9% of the value of our outstanding shares of beneficial interest or more than 9.9% (in value or number of shares, whichever is more restrictive) of our outstanding common shares of beneficial interest. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of our shares that would violate the ownership limitation will be null and void, and the intended transferee will acquire no rights in such shares. Instead, such shares will be designated as “shares-in-trust” and transferred automatically to a trust effective on the day before the purported transfer of such shares. The beneficiary of a trust will be one or more charitable organizations named by us. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction in which holders of shares might receive a premium for their shares over the then-current market price or which such holders otherwise might believe to be in their best interests. The ownership limitation provisions also may make our shares an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.9% in value of our shares.
     The Declaration of Trust contains a provision that creates staggered terms for our board of trustees. Our board of trustees is divided into three classes. The current terms of our Class I, Class II and Class III trustees will expire at the annual meeting of shareholders in 2006, 2007 and 2008, respectively. Upon the expiration of their current terms, trustees of each class are elected to serve for three-year terms and until their successors are duly elected and qualify. Each year one class of trustees will be elected by the shareholders at the annual meeting of shareholders. Moreover, such trustees generally may not be removed as trustees until the end of their terms except by the affirmative vote of two-thirds of the votes entitled to be cast in the election of trustees. The staggered terms of trustees may delay, defer or prevent a tender offer, a change in control or other transaction in which holders of common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.
     The Maryland Business Combination Act may discourage a third-party from acquiring us. Under the Maryland General Corporation Law, as amended, which we refer to as the MGCL, as applicable to REITs, certain “business combinations” (including certain issuances of equity securities) between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of the trust’s shares, or an affiliate thereof, are prohibited for five years after the most recent date on which the person or affiliate acquired at least ten percent of the voting power of the trust’s shares. Thereafter, any business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its common shares. These provisions could delay, deter or prevent a change in control or other transaction in which holders of our common shares might receive a premium for their common shares above the then-current market price or which such shareholders otherwise might believe to be in their best interests.
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
     Our board of trustees may issue additional preferred shares with terms that may discourage a third-party from acquiring us. Our Declaration of Trust authorizes our board of trustees to issue up to 20,000,000 preferred shares and to establish the preferences and rights of any preferred shares issued. We issued 2,100,000 shares of our Series A preferred shares in June 2005. In addition, our Series A preferred shares may, in certain circumstances prior to June 30, 2010, have a stepped up liquidation preference that could delay, deter or prevent a change in control or other transaction in which holders of our common shares might receive a premium for their common shares. Although our board of trustees has no present intention to do so, it could establish one or more series of additional preferred shares that could, depending on the terms of such series, delay, deter or prevent a change in control or other transaction in which holders of our common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.
     Our Declaration of Trust and Bylaws also contain other provisions that may delay, defer or prevent a change in control or other transaction in which holders of our common shares might receive a premium for their common shares over the then-current market price or which such holders otherwise might believe to be in their best interests.
Three of our executive officers have agreements that provide them with benefits in the event their employment is terminated following a change in control of our company, which could deter a change in control that could be beneficial to our shareholders.
     We have entered into agreements with Messrs. Klipsch, Farrar and Loftus, chairman of our board of trustees and chief executive officer, president, chief operating officer and treasurer and executive vice president, secretary and general counsel, respectively, which provide them with severance benefits if their employment ends under certain circumstances following a change in control of our company. In addition, we entered into employment agreements with Messrs. Klipsch, Farrar and Loftus that provide additional severance benefits if their employment ends under certain circumstances following a change in control of our company or if they are terminated other than for cause. These benefits and related tax indemnity could prevent or deter a change in control of our company that might involve a premium price for our common and preferred shares or otherwise be in the best interests of our shareholders.

     Our board of trustees may change our investment and operational policies without a vote of our shareholders.
     Our major policies, including our policies with respect to acquisitions, financing, growth, operations, debt limitation and distributions, are determined by our board of trustees. The board of trustees may amend or revise these and other policies from time to time without a vote of our shareholders. Investment and operational policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders.
A significant number of our properties are located in two geographic locations, making us vulnerable to changes in economic conditions in that particular market.
      Although the Company had no tenant that leased more than 10% of its total rentable square footage, the Company does have a significant number of properties located in two geographic locations. Specifically, 23% and 10% of our rentable square footage is located in Southern Florida (in proximity to West Palm Beach, Florida) and in the Houston, Texas metropolitan area, respectively. Those two locations represented 21% and 10% of the Company’s total rental operations revenue as of December 31, 2005, respectively. As a result, localized adverse events or conditions, such as an economic recession or overbuilding in the local real estate market, could have a significant adverse effect on the operations of our properties, and ultimately on the amounts available for distribution to shareholders.
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
     Our shareholders have no right or power to take part in our management except through the exercise of voting rights on certain specified matters. The board of trustees is responsible for our management and strategic business direction, and our management is responsible for our day-to-day operations. Certain policies of our board of trustees may not be consistent with the immediate best interests of our shareholders.
     Shares available for future sale may have an adverse effect on the price of our common shares.
     Sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices of our common shares. As of December 31, 2005, there were 342,782 outstanding operating partnership units held by limited partners that are redeemable, at the election of the holder, for cash, or, at our election, for our common shares. As of December 31, 2005, there were 2,100,000 outstanding Series A preferred shares that are convertible at the election of the holder into 3,333,330 common shares. Upon the redemption of operating partnership units or conversion of our Series A preferred shares, any common shares received therefore may be sold in the public market pursuant to shelf registration statements that we have filed registering the underlying common shares or pursuant to any available exemption from registration. In addition, as of December 31, 2005, we had 544,366 outstanding options to purchase common shares. Upon exercise of these options, the common shares received therefore may be sold in the public market pursuant to a registration statement or pursuant to an available exemption from registration.

We also had 255,634 additional common shares reserved for issuance under our 2002 Stock Incentive Plan as of December 31, 2005. As of January 31, 2006, we can issue up to 4,085,674 common shares under our Direct Stock Purchase and Dividend Reinvestment Plan.
We are the sole general partner of our operating partnership and may become liable for the debts and other obligations of this partnership beyond the amount of our investment.
     We are the sole general partner of our operating partnership, Windrose Medical Properties, L.P., and, as of December 31, 2005, we owned an approximate 98.1% interest in the operating partnership. As the sole general partner, we are liable for our operating partnership’s debts and other obligations. If our operating partnership is unable to pay its debts and other obligations, as general partner, we will be liable for such debts and other obligations beyond the amount of our investment in our operating partnership. These obligations could include unforeseen contingent liabilities.
The market value of our common shares could decrease based on our performance, market perception and condition and rising interest rates.
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
     We have operated and intend to continue operating in a manner that will allow us to maintain our REIT status for federal income tax purposes under the Code, which will depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding shares, the nature of our assets, the sources of our income and the amount of our distributions to our shareholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will continue to be successful in operating so as to maintain our REIT status. At any time, new laws, interpretations, or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause the board of trustees to revoke the REIT election, which it may do without shareholder approval.
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
     In addition, if we fail to qualify as a REIT and do not qualify for statutory relief provisions, we would not be required to make distributions to shareholders.
     As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common shares.

     Failure to make required distributions would subject us to tax.
     In order to qualify as a REIT, each year we must distribute to our shareholders at least 90% of our taxable income, other than any net capital gain. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:
•	85% of our REIT ordinary income for that year;

•	95% of our REIT capital gain net income for that year; and

•	100% of our undistributed taxable income from prior years.
     We have paid out and intend to continue paying out our income to our shareholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in a particular year. In the future, we may borrow to pay distributions to our shareholders and the limited partners of our operating partnership. Any funds that we borrow would subject us to interest rate and other market risks.
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
     We intend to continue to pursue acquisitions of additional properties and to selectively develop new properties. Acquisitions and development entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to develop and acquire properties will prove inaccurate, as well as general investment risks associated with any new real estate investment. We anticipate that acquisitions and development will largely be financed through externally generated funds such as borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow could be curtailed, amounts available for distribution to shareholders could be adversely affected and we could be required to reduce distributions.
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
Capital expenditures for property renovation may be greater than forecasted and may adversely impact our ability to make distributions to shareholders.
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
Our financial performance and the price of our common shares will be affected by risks associated with the real estate industry.
     Factors that may adversely affect the economic performance and value of our operations include:
•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of, or a reduction in demand for, medical office space, outpatient treatment and diagnostic facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers;

•	attractiveness of our properties to physicians and other types of tenants;

•	competition from other medical office buildings, outpatient treatment facilities, physician practice group clinics, ambulatory surgery centers and specialty hospitals and treatment centers; and

•	as the owner and lessor of real estate, we are subject to risks under environmental laws, compliance with which and any violation of which could materially adversely affect us.

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
     Although we currently are not developing any properties, we intend to continue developing new properties in the future. Our renovation, redevelopment, development and related construction activities may subject us to the following risks:
•	we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these projects;

•	we may incur construction costs for property that exceed our original estimates due to increased costs for materials or labor or other costs that we did not anticipate;

•	we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities; and

•	we may be unable to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company is engaged in two operating segments: (i) the ownership and rental of specialty medical properties (“Rental Operations”) and (ii) the providing of various real estate services such as third-party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company’s operating segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.
     At December 31, 2005 the Company owned 78 specialty medical buildings and six commercial office buildings, containing an aggregate of approximately 3.0 million rentable square feet:

		Mortgages	Rentable	Occupancy
Property	Location	($000)	Square Feet	Rate(1)
310 Building(2)	Nashville, TN	$—	48,360	96.8%
Aberdeen I	Boynton Beach, FL	4,975	25,565	100.0%
Aberdeen II	Boynton Beach, FL	4,463	25,565	100.0%
Atrium Office Park (4 Buildings)	Plantation, FL	10,652	98,511	100.0%
Biltmore Medical Mall	Phoenix, AZ	31,854	152,600	99.7%
Central Medical Park (9 Buildings)	Durham, NC	8,137	120,930	89.3%
Columbia Medical Plaza	West Palm Beach, FL	6,585	43,797	100.0%
Congress Professional Center II	Palm Springs, FL	3,303	26,849	100.0%
Cooper Voorhees Medical Mall (3 Buildings)	Voorhees, NJ	22,100	116,451	86.5%
Coral Springs Surgical Center	Coral Springs, FL	3,298	43,728	95.4%

		Mortgages	Rentable	Occupancy
Property	Location	($000)	Square Feet	Rate (1)
Desert Professional Plaza	Palm Springs, CA	6,808	44,304	80.1%
Edinburg Regional Medical Plaza	Edinburg, TX	6,479	52,068	74.1%

Elm Street Professional Plaza	Reno, NV	9,002	66,606	90.5%
Foundation Medical Tower (3)	Bellaire, TX	—	99,768	89.7%
Foundation Surgical Hospital (3)	Bellaire, TX	—	126,946	100.0%
G & L Raines Children’s Pavilion (Northside)	West Palm Beach, FL	8,020	35,409	100.0%

Gateway East Medical Office Buildings (3 Buildings)	El Paso, TX	5,801	69,927	84.1%

JFK Medical Pavilion I at Palm Springs	Palm Springs, FL	3,000	17,738	100.0%

John’s Creek I (3 Buildings)	Suwanee, GA	3,590	27,000	100.0%
John’s Creek II (3 Buildings)	Suwanee, GA	—	24,896	100.0%
John’s Creek III (2 Buildings)	Suwanee, GA	—	20,508	100.0%
Lake Mead Medical Arts Pavilion	North Las Vegas, NV	6,586	43,921	100.0%

Lakewood Medical Pavilion	Lakewood, CA	6,500	36,480	100.0%
Los Gatos Medical Pavilion	Los Gatos, CA	12,571	55,927	100.0%
Medical Arts Center (Fayetteville)	Fayetteville, GA	3,576	30,716	90.6%

Methodist Medical Building	Sacramento, CA	5,296	46,440	98.7%
Mount Vernon Medical Center	Atlanta, GA	14,569	85,121	84.3%
OrthoLink — East/West Medical Center	Austell, GA	4,607	41,402	100.0%

OrthoLink — Gwinnett Center for Specialty Medicine I	Lawrenceville, GA	4,894	41,161	100.0%

OrthoLink — Gwinnett Center for Specialty Medicine II	Lawrenceville, GA	2,546	18,462	100.0%

Osler Medical Arts Pavilion	Palm Bay, FL	2,091	17,790	89.8%
Palm Court Plaza and Professional Center (2 Buildings)	Delray Beach, FL	14,835	137,760	95.1%

Park Medical Center	Charlotte, NC	3,772	34,000	93.6%
Partell Medical Center	Las Vegas, NV	4,841	32,118	66.8%
Professional Center III	West Palm Beach, FL	3,573	23,300	100.0%
Professional Center IV	West Palm Beach, FL	2,927	17,738	100.0%
Professional Center V	West Palm Beach, FL	2,757	17,790	100.0%
Rush Copley Medical Office Building	Aurora, IL	4,000	31,244	100.0%

Rush Copley Medical Office Center at Fox Valley	Aurora, IL	—	20,216	100.0%

Saint Mary’s Pavilion (Southside)	West Palm Beach, FL	7,397	35,431	100.0%

Santa Anita Medical Plaza	Arcadia, CA	10,975	86,762	100.0%

		Mortgages	Rentable	Occupancy
Property	Location	(000’s)	Square Feet	Rate (1)
Sierra Health Services (4 Buildings)	Las Vegas, NV	8,643	160,855	100.0%

Sierra Providence Eastside Center	El Paso, TX	11,237	77,870	86.8%

Southpointe Medical Center	Plantation, FL	9,953	47,020	100.0%
Stone Oak Physicians Plaza (2 Buildings)	San Antonio, TX	6,960	65,652	67.6%

Tomball Professional Atrium Building	Tomball, TX	3,151	53,617	82.3%
Trinity West Medical Plaza	Lewisville, TX	—	40,686	100.0%
Union City Medical Center	Union City, TN	—	35,000	100%
Union City Surgery Center	Union City, TN	406	12,600	0.0%
Urology Center of Florida	Ocala, FL	—	19,561	100.0%

Urology Center of the South	Germantown, TN	—	33,777	100.0%

Wellington Medical Arts Pavilion	Wellington, FL	7,686	48,000	100.0%

West Boca Medical Arts Pavilion II	Boca Raton, FL	14,926	70,235	82.9%

West Pearland Professional Center I	Pearland, TX	2,576	20,800	100.0%

West Pearland Professional Center II	Pearland, TX	1,832	19,126	100.0%

West Tower at Doctors Hospital	Dallas, TX	16,798	92,391	100.0%

Winn Way	Decatur, GA	1,252	21,737	95.1%

Workplace Professional Center I	Jupiter, FL	7,846	40,396	100.0%

Yorkville Medical Office Building	Yorkville, IL	—	19,885	100.0%

Total / Average		$349,649	3,020,513	94.2%

(1)	Reflects rentable square feet occupied as of December 31, 2005, adjusted to reflect leases for approximately 45,000 rentable square feet that had been executed prior to December 31, 2005 but had not yet been occupied. If the 45,000 were excluded, the occupancy rate would be 92.4%.

(2)	This property secures the $4.0 million credit facility with Regions Bank.

(3)	Construction loans in the amounts of $15.5 million and $19.5 million are secured by Foundation Medical Tower and Foundation Surgical Hospital, respectively.
     The Company’s principal executive offices are located at 3502 Woodview Trace, Suite 210, Indianapolis, Indiana 46268. We carry out aspects of all of our businesses at that location. HADC maintains an office at 103 Continental Place, Suite 400, Brentwood, Tennessee 37027.
ITEM 3. LEGAL PROCEEDINGS
     The Company is not involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common shares are listed on the New York Stock Exchange under the symbol “WRS.” It is estimated that as of February 16, 2005, there were approximately 10,500 shareholders of record. The following table sets forth the closing high and low sales prices of our common shares for the periods indicated and the dividend declared per common share during each such period:

	Price Range		Dividends
	High	Low	Per Share
2005

Fourth Quarter	$15.31	$14.10	$0.225
Third Quarter	15.59	14.11	0.225
Second Quarter	14.16	13.10	0.225
First Quarter	14.67	13.51	0.225

2004

Fourth Quarter	$14.65	$12.98	0.225
Third Quarter	13.32	10.96	0.220
Second Quarter	12.57	10.45	0.220
First Quarter	12.87	12.25	0.220
     To maintain its status as a REIT for federal income tax purposes, the Company is required to distribute substantially all of its taxable income, which may differ materially from its income calculated in accordance with generally accepted accounting principles, to its shareholders each year. In order to satisfy this requirement, the Company intends to declare regular quarterly dividends.
     We will pay future dividends at the discretion of our Board of Trustees. Our ability to pay cash dividends in the future will be dependent upon (i) the income and cash flow generated from our operations, (ii) cash generated or used by our financing and investing activities and (iii) the annual distribution requirements under the REIT provisions of the Internal Revenue Code described above and such other factors as the Board of Trustees deems relevant. Our ability to pay cash dividends will also be limited by the terms of the Company’s Series A preferred shares and the Operating Partnership’s First Amended and Restated Agreement of Limited Partnership and the Company’s financing arrangements as well as limitations imposed by state law and the agreements governing any future indebtedness.
     On February 23, 2006, the Board of Trustees declared, and authorized the Company to pay, a quarterly dividend of $0.225 per share payable on March 21, 2006, to common shareholders of record on March 10, 2006.
     The following is a summary of the taxable nature of the Company’s dividends for the year ended December 31, 2005:

Common Shares:
Percent taxable as Ordinary Income	24.1%
Percent non-taxable as Return of Capital	68.3%
Percentage taxable as Capital Gains	7.6%

Preferred Shares:
Percent taxable as Ordinary Income	75.9%
Percent non-taxable as Return of Capital	0.0%
Percentage taxable as Capital Gains	24.1%
     The level of quarterly dividends is based on a number of factors and should not be deemed indicative of taxable income for the quarter in which declared or future quarters or of income calculated in accordance with generally accepted accounting principles. In addition, the Company cannot provide any assurance as to the amount or timing of future distributions.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

	Number of Securities to	Weighted average
	be issued upon exercise	exercise price of
	of outstanding options,	outstanding options,	Number of securities remaining
Plan	warrants and rights	warrants and rights	available for future issuance
Equity Compensation Plans Approved by Security Holders	643,616	$13.55	156,384

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	643,616	$13.55	$156,384

Recent Sales of Unregistered Securities
     During 2005, the Company issued 5,417 common shares upon the redemption of limited partnership units of the Operating Partnership held by persons who received limited partnership units in private placements in earlier periods in exchange for their interests in entities that owned real estate. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.
ITEM 6. SELECTED FINANCIAL DATA
     The Company is engaged in two operating segments: (i) the ownership and rental of specialty medical properties (“Rental Operations”) and (ii) the providing of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”). Service Operations are conducted through its taxable REIT subsidiary, HADC. The Company’s operating segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.
     The following sets forth selected consolidated financial and operating information on a historical basis for the Company for the periods shown. The following information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” included in this Form 10-K (all amounts in thousands except per share data):

				8/16/2002	1/1/2002
	Year Ended	Year Ended	Year Ended	Through	Through
	December 31,	December 31,	December 31,	12/31/2002	8/15/2002	2002
	2005	2004	2003	(Company)	(Predecessor)	(Combined)
Results of Operations:

Revenues:
Rental operations from Continuing Operations	$47,720	$30,074	$13,653	$2,274	$—	$2,274
Service operations (HADC)	2,134	1,849	3,661	7,559	4,145	11,704

Total revenues from Continuing Operations	$49,854	$31,923	$17,690	9,833	4,145	13,978

Net Income (loss) from Continuing Operations	$4,778	$3,651	$1,106	$43	$(1,015)	$(972)

Net income (loss) available for Common Shareholders	$4,018	$4,053	$1,248	43	(1,015)	(972)

Per Share Data:
Net Income per common share (basic and diluted):

Continuing operations	$0.20	$0.35	$0.19	$0.01	$—	$—

Discontinued operations	$0.09	$0.04	$0.02	$—	$—	$—
Weighted average common shares outstanding	13,620	10,370	5,808	5,692	$—	$—
Weighted average common and dilutive potential common shares	14,016	10,740	6,169	6,054	—	—
Cash dividends declared	$0.90	$0.89	$0.70	$0.13	$—	$—

Balance Sheet Data (at December 31):

Total assets	$702,436	$324,974	$187,893	$75,265	$—	$75,265

Total debt	$435,147	$187,134	$76,893	$9,664	$—	$9,664
Total liabilities (including minority interest)	$464,271	$204,924	$85,735	$17,888	$—	$17,888

Total shareholders’/owners equity	$238,165	$119,406	$102,158	$57,377	$—	$57,377

Total common shares outstanding	17,398	11,639	9,947	5,692	—	5,692
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis is derived from the consolidated operating results and activities of the Company and highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates which have an impact on our financial condition and results of operations, you should read this entire Form 10-K.
Business Overview
     Windrose Medical Properties Trust (the “Company”) is a self-administered and self-managed Maryland real estate investment trust, or REIT, formed in March 2002. The Company has elected to be taxed as a REIT under the Internal Revenue Code. As of December 31, 2005, the Company’s portfolio of specialty medical and other buildings included 58 properties. These properties contain 78 speciality medical buildings and six commercial office buildings and an aggregate of approximately 3.0 million rentable square feet. The following table summarizes the Company’s portfolio as of December 31, 2005.

	Number	Rentable
	of	Square
Property Type(1)	Buildings	Feet
Specialty Medical Properties:
Medical Office Buildings	69	2,472,776
Ambulatory Surgery Centers	4	107,099
Outpatient Treatment and Diagnostic Facilities	4	160,855
Specialty Hospitals and Treatment Centers	1	126,946
Other Properties:
Commercial Office Properties	6	152,837

Total	84	3,020,513

(1)	Several properties have multiple specialty medical uses (e.g., medical office buildings and ambulatory surgery center combinations). For purposes of this table, property types are listed by their primary functional purpose.
     While commercial office buildings are not the Company’s primary focus, the Company may acquire, from time to time, commercial office buildings. In the past, the Company acquired commercial office buildings or properties as a component of an integrated property or as part of a larger portfolio transaction that also contains a specialty medical property or properties meeting the Company’s investment criteria. For example, in January 2004, the Company acquired Cooper Voorhees Medical Mall, a three-building property comprised of two commercial office buildings and one ambulatory surgery center. Similarly, the Company acquired Atrium Office Park in November, 2005, which consisted of four commercial office buildings. The Company acquired these buildings as part of a multi-property portfolio transaction that occurred during the fourth quarter of 2005.
     As of December 31, 2005, the Company also owned one undeveloped parcel of land located in Union City, Tennessee. At the present time, the Company does not expect to develop this parcel.
     The Company’s results of operations are dependent on the following key elements:
•	maintaining and improving the occupancy rates for each of the Company’s properties;

•	acquiring additional quality specialty medical properties;

•	providing property management services that maintain and improve the desirability of space at each of the Company’s properties in order to retain existing tenants or attract new tenants at higher rental rates;

•	maintaining and improving tenant relationships; and

•	escalating rental rates at each location.
     The Company believes that a meaningful in-house property management capability is important to each of these elements of its business. In-house property management services include leasing, construction, maintenance and other tenant related services. The Company conducts property management for Company-owned properties through Windrose Medical Properties, L.P. and third-party property management through HADC. In addition, the Company may utilize third-party managers to manage the Company’s properties in locations where the amount of rentable square footage owned does not justify self-management or when properties the Company acquires have effective pre-existing property management in place at time of acquisition. Certain properties that the Company acquires or acquired had as a condition of sale the requirement that the Company enter into long-term property management agreements with an affiliate of the seller. At December 31, 2005, 29 properties were managed by third-party property managers.
     The Company has significantly increased the size of its real estate portfolio and its rental operations during 2005 through the acquisition and development of 33 specialty medical properties and one commercial office property, that contains four commercial office buildings located in seven states and containing an aggregate of approximately 1.6 million rentable square feet.
     The following table summarizes the Company’s 2005 acquisitions:

2005 Acquisitions

		Acquisition	Rentable
Property	Property Type	Date	Square Feet
Aberdeen I	Medical Office Building	11/17/2005	25,565
Aberdeen II	Medical Office Building	11/29/2005	25,565
Atrium Office Park (four buildings)	Commercial Office Park	11/4/2005	98,511
Columbia Medical Plaza	Medical Office Building	12/2/2005	43,797
Congress Professional Center II	Medical Office Building	11/22/2005	26,849
Desert Professional Plaza	Medical Office Building	12/8/2005	44,304
Edinburg Regional Medical Plaza	Medical Office Building	11/10/2005	52,068
Foundation Medical Tower*	Medical Office Building	12/19/2005	99,768
Foundation Surgical Hospital*	Hospital	12/19/2005	126,946
G & L Raines Children’s Pavilion (Northside)	Medical Office Building	11/17/2005	35,409
JFK Medical Pavilion I at Palm Springs	Medical Office Building	11/10/2005	17,738
John’s Creek I	Medical Office Building	5/2/2005	27,000
John’s Creek II	Medical Office Building	3/1/2005	24,896
John’s Creek III	Medical Office Building	3/1/2005	20,508
Lake Mead Medical Arts Pavilion	Medical Office Building	10/31/2005	43,921
Lakewood Medical Pavilion	Medical Office Building	6/7/2005	36,480
Los Gatos Medical Pavilion	Medical Office Building	6/7/2005	55,927
Medical Arts Center (Fayetteville)	Medical Office Building	10/5/2005	30,716
Osler Medical Arts Pavilion	Medical Office Building	11/10/2005	17,790
Palm Court Plaza and Professional Center	Medical Office Building	6/7/2005	137,760
Professional Center III	Medical Office Building	12/2/2005	23,300
Professional Center IV	Medical Office Building	12/2/2005	17,738
Professional Center V	Medical Office Building	11/17/2005	17,790
Rush Copley Medical Office Center at Fox Valley	Medical Office Building	6/24/2005	20,216
Saint Mary’s Pavilion (Southside)	Medical Office Building	11/17/2005	35,431
Santa Anita Medical Plaza	Medical Office Building	12/2/2005	86,762
Sierra Providence Eastside Center	Medical Office Building	11/17/2005	77,870
Southpointe Medical Center	Medical Office Building	11/4/2005	47,020
Union City Medical Center	Medical Office Building	7/14/2005	35,000
Union City Surgery Center	Ambulatory Surgery Center	7/14/2005	12,600
Wellington Medical Arts Pavilion	Medical Office Building	12/12/2005	48,000
West Boca Medical Arts Pavilion II	Medical Office Building and Ambulatory Surgery Center	12/2/2005	70,235
West Tower at Doctors Hospital	Medical Office Building and Ambulatory Surgery Center	11/17/2005	92,391
	Medical Office Building and
Workplace Professional Center I	Professional Office Building	11/17/2005	40,396
Yorkville Medical Office Building	Medical Office Building	6/24/2005	19,885

Total			1,636,152

*	Developed by HADC. In addition, the Company through a separate subsidiary owns a 51% interest in an entity which owns the land underlying the hospital. As part of the term of the lease with the hospital, the tenant is responsible for payment of the ground lease obligation to this entity.
     As a result of the Company’s acquisition activity in 2005, the Company had a substantial increase in the size of its rental operations. The growth occurred primarily in the second half of the fourth calendar quarter of 2005. During this period, rent commenced under the Company’s ownership of approximately $284 million of additional assets in the last two to seven weeks of the fourth calendar quarter of 2005. The Company has not had a full calendar quarter of representative revenue from these assets. As a result, 2006 rental operations revenue should show meaningful increases from both the fourth quarter of 2005 and the full year ending December 31, 2005.
     The Company’s external growth strategy also includes selective development of additional specialty medical properties by HADC, the Company’s taxable REIT subsidiary, for ownership by the Company. In undertaking these additional selective developments, the Company will consider various criteria, including, without limitation, the long term sponsorship of properties that are integral to the delivery of healthcare in the local marketplace, the credit of prospective tenants, construction cost and timing and contractual arrangements designed to manage risks and projected returns on investment. The Company generally expects developed properties to provide higher potential returns than acquisitions due to longer lease terms, and other provisions, such as rent escalators.
     Cost of debt and the ratio of debt to equity are also critical elements that can affect the investment return. To the extent practical, the Company seeks to utilize fixed-rate debt. Use of variable-rate debt at low interest rates is also part of the Company’s strategy. Debt amortization and maturities are also important considerations in the Company’s use of debt.
Rental Operations
     The Company’s operating results depend primarily upon rental income from its specialty medical properties (“Rental Operations”). The following highlights the areas of Rental Operations that the Company considers critical for future revenue growth:
Occupancy Analysis
     The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth certain information regarding the Company’s portfolio, including, total rentable square feet and occupancy rate for the Company’s portfolio of rental properties as of December 31, 2005, 2004 and 2003 (square feet in thousand):

	Year Ended December 31,
	2005(1)	2004	2003
Total Rentable Square Feet	3,021	1,429	831
Occupancy Rate	94.2%	95.2%	94.0%

(1)	Reflects rentable square feet occupied as of December 31, 2005, adjusted to reflect leases for approximately 45,000 rentable square feet that had been executed prior to December 31, 2005 but had not yet been occupied. If the 45,000 were excluded, the occupancy rate would be 92.4%.
     The primary reason for the decrease in the occupancy rate from year-end 2004 to year-end 2005 is due to the increased number of multi-tenant medical office buildings at less than full occupancy including properties acquired in 2005.
Lease Expiration and Renewals
     The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of December 31, 2005. The table indicates rentable square footage and annualized base rent under expiring leases:

Lease Expiration Analysis by Year
(as of December 31, 2005)
					Percentage of Total
Year of	Number	Square	Percentage of	Annualized Base	Annualized
Lease	of Leases	Footage of Leases	Total Rentable	Rent of	Base Rent of
Expiration	Expiring	Expiring (1)	Square Feet (1)	Expiring Leases (2)	Expiring Leases
2006	87	260,290	8.62%	$6,744,276	8.50%
2007	101	474,103	15.70%	13,686,288	17.25%
2008	102	480,965	15.92%	14,930,016	18.82%
2009	65	202,879	6.72%	5,904,828	7.44%
2010	80	308,544	10.22%	7,954,788	10.03%
Thereafter	145	1,118,578	37.03%	30,117,168	37.96%

Total	580	2,845,359	94.2%	$79,337,364	100.00%

(1)	Total rentable square footage was 3,020,513 as of December 31, 2005, at an occupancy level of 94.2%, these are expiring leases based on current occupancy.

(2)	Calculated as actual December 2005 base rent and expense reimbursement billings multiplied by 12.
     During the year ended December 31, 2005, the Company renewed twenty-five leases covering 74,089 square feet, added 21 new leases representing 44,351 square feet and 38 leases were vacated, covering 80,284 square feet.
Acquisition Activity
     The Company seeks to acquire specialty medical properties in geographic areas and/or in medical practice specialties where the demand for medical services is expected to increase over the coming years. The Company also targets properties that are located on or near strategic hospital campuses that are in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.
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
     The following reconciliation between net income and FFO for the years ended December 31, 2005, 2004 and 2003 includes amounts from discontinued operations:

	Year Ended December 31,
	(in thousands)
	2005	2004	2003
Net income available to common shareholders	$4,018	$4,053	$1,248
Add back (deduct):
Gain on sale of rental property	(1,250)	—	—
Depreciation and amortization	11,362	6,790	3,327
Minority interest share of depreciation & amortization	(299)	(247)	(216)

FUNDS FROM OPERATIONS	$13,831	$10,596	$4,359

Critical Accounting Policies
     Impairment of Real Estate Assets. The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and ultimately may not be achieved.
     Acquisitions of Real Estate Assets. In accordance with SFAS 141, “Business Combinations” the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships. The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease, taking into consideration any special considerations associated with the space. The amounts allocated to above market leases are included in acquired lease intangibles, and below market leases are included in liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.
     Valuation of Receivables. The Company reviews each straight-line receivable and account receivable for the feasibility of collection and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of December 31, 2005, the Company has reserved approximately $0.6 million for doubtful accounts.
     Revenue and Cost Recognition. Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company’s estimated contract percentage completion and as a result could have a material impact on the Company’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts. Costs clearly associated with the development and construction of Company owned real estate projects are capitalized as a cost of that project.
     Audit Committee Review. With regards to critical accounting policies, management has discussed the following with the Audit Committee:
•	criteria for identifying and selecting;

•	methodology in applying; and

•	impact on the financial statements.
     The Audit Committee has reviewed the critical accounting policies identified by the Company.
Results of Operations – Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
Rental Operations from Continuing Operations
     Rental Income. Rental revenue for the year ended December 31, 2005, was approximately $47.7 million, as compared to $30.1 million for the year ended December 31, 2004. The increase in rental revenue is reflective of the acquisitions of the 2005 properties along with the full year of ownership of the 2004 properties. The 2004 properties generated approximately $37.5 million in rental revenue for the year ended December 31, 2005, compared to approximately $30.1 million in rental revenue for the year ended December 31, 2004. This increase is primarily due to a full twelve months of rental revenue generated by the 2004 properties in 2005 compared to a partial year in 2004.
     Property Operating Expenses and Real Estate Taxes. Property operating expenses increased by $4.3 million for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase in operating expenses is primarily due to the acquisition of the 2005 properties. Real estate tax expense for the year ended December 31, 2005 was approximately $4.3 million, as compared to approximately $2.6 million for the year ended December 31, 2004. The increase in real estate tax expenses is reflective of the acquisition of the 2005 properties, along with the full year of ownership of the 2004 properties. There was no material change in real estate tax expenses for properties held in both 2004 and 2005.
     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2005, was approximately $11.4 million, as compared to approximately $6.7 million for the year ended December 31, 2004. This increase is reflective of the acquisition of the 2005 properties and a full year of depreciation and amortization expense for the 2004 properties.
Service Operations
     The Company’s service operations are conducted through HADC. Development and project management fees increased during the year ended December 31, 2005, to approximately $2.1 million, as compared to approximately $1.8 million in 2004 because of increased billings and or projects.
     The cost of sales and associated project costs remained unchanged at approximately $1.3 million for the year ended December 31, 2005 as compared to 2004. These costs for HADC are affected by the amount of direct costs charged to the projects, the number of projects in progress and the amount of overhead costs charged to the projects. Overhead not charged to the projects affects the amount of General and Administrative expenses absorbed by the Company.
     During 2005, HADC managed the construction of the two development projects in Houston, Texas to be owned by the Company. Use of HADC’s labor, benefit and overhead costs for properties developed for and to be owned by the Company is capitalized.

General and Administrative Expense
     General and administrative expenses increased by approximately $1.0 million during the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase between the two years is mostly due to additional expenses associated with a larger staff and compensation expense, the acquisition of the 2005 properties and additional costs associated with compliance with Sarbanes-Oxley Section 404. As the Company acquires additional properties general and administrative expenses will increase.
Other Income and Expense
     Interest expense increased by approximately $4.7 million during the year ended December 31, 2005, as compared to the year ended December 31, 2004. The interest expense increased because of increased borrowings which resulted from the Company’s acquisition of the 2005 properties. The Company utilizes a mix of fixed and variable-rate debt. As of December 31, 2005, the face-value balance of fixed-rate debt was approximately $286.9 million, secured variable-rate swapped to fixed-rate debt was approximately $6.5 million and the balance of variable-rate debt was approximately $143.4 million, as compared to $130.9 million, $22.6 million and $29.4 million at December 31, 2004, respectively.
     During the year ended December 31, 2005, the Company:
•	assumed approximately $197.0 million of debt as part of property acquisitions in 2005;

•	borrowed approximately $52.2 million under its revolving credit facilities, leaving approximately $31.9 million of availability as of December 31, 2005, to fund acquisitions and for working capital purposes; and

•	repaid approximately $4.9 million of indebtedness as scheduled amortization of principal on mortgages.
Discontinued Operations
     The Company decided in the third quarter of 2004 that its property in Port St. Lucie, Florida, Morningside Plaza (“Morningside”), no longer fit the Company’s medical portfolio parameters, and as a result, the Morningside property was classified as “held-for-sale” at December 31, 2004. On February 2, 2005, the Company completed the sale of the Morningside property for approximately $6.7 million. Because the Morningside property was classified as “held-for-sale” in 2004, the operations, until the property was sold, were reported as discontinued operations. The gain on the disposal of Morningside, net of minority interest, was approximately $1.2 million and was reported as net income from discontinued operations for the year ended December 31, 2005. For the years ended December 31, 2005 and 2004 the Company reported approximately $.02 and $0.4 million of net income from discontinued operations, respectively.
Results of Operations – Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003
Rental Operations
     Rental Income. Rental revenue for the year ended December 31, 2004 was approximately $30.1 million, as compared to approximately $13.7 million for the year ended December 31, 2003. The increase in rental revenue is reflective of the acquisition of the 2004 properties along with the full year of ownership of the 2003 properties. There was no material change in occupancy percentage with respect to rental revenue.
     Property Operating Expenses and Real Estate Taxes. Property operating expenses increased by approximately $4.0 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in rental expenses is primarily due to the acquisitions completed in 2004. Real estate tax expense for the year ended December 31, 2004 was approximately $2.6 million, as compared to approximately $0.8 million for the year ended December 31, 2003. The increase in real estate tax expenses are reflective of the acquisitions completed in 2004, along with the full year of ownership of the assets held at the end of 2003. There was no material change in real estate tax expenses for properties held in both 2003 and 2004.
     Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2004 was approximately $6.7 million, as compared to approximately $3.2 million for the year ended December 31, 2003. This increase is mainly because of an increase of overall assets through multiple acquisitions occurring in 2004 and a full year of expense in 2004 for properties acquired in 2003. The Company did not incur a material amount of tenant improvements, capital expenditures, or lease commissions value in 2004 other than its real estate acquisitions.
Service Operations
     Development and project management fees decreased in 2004 to approximately $1.8 million compared to approximately $3.7 million in 2003 because of the completion of a “design-build” contract started in 2002. The project management fee associated with this “design-build” development contract differs from the more common fee-for-service contracts in that all payments are made from the client to HADC and then from HADC to the contractors. Therefore, the revenues reflected are higher, but these increased fees are offset by corresponding increased costs of sales and project costs.
     The increase of approximately $0.6 million in income from service operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003, is attributable to HADC reducing ongoing expenses, increased activities on the internal development projects and the realization of a contingent/deferred lease commission on a third party managed contract. HADC expense decreased as a result of change in organizational structure. During 2003 HADC became focused on meeting the development needs of the REIT, resulting in a decrease of approximately $0.4 million in general and administrative expenses. While the lease commission is a non recurring event at the level reported in 2004, the internally developed projects are continuing in 2005.
     General and Administrative Expense
     General and administrative expenses increased by approximately $0.6 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The increase between the two years is mostly due to additional expenses associated with the growth of the Company, and additional costs associated with compliance with Sarbanes-Oxley Section 404. Additionally, as the Company acquires additional properties and/or additional staff, general or administrative expenses may increase.
     Other Income and Expense
     Interest expense increased by $4.9 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003. The interest expense increased because of increased borrowings which resulted from the Company’s acquisition of 17 buildings in 2004. The Company utilizes a mix of fixed and variable-rate debt. As of December 31, 2004, the face-value balance of fixed-rate debt was $130.9 million, secured variable-rate swapped to fixed-rate debt was $22.6 million and the balance of variable-rate debt was $29.4 million.
     During the year ended December 31, 2004, the Company:
•	assumed approximately $81.5 million of debt as part of property acquisitions in 2004;

•	incurred approximately $25.4 million of indebtedness as of December 31, 2004 to fund acquisitions and for working capital purposes; and

•	repaid approximately $1.7 million of indebtedness as scheduled amortization of principal on mortgages.
Discontinued Operations
     The Company decided in the third quarter of 2004 that the Morningside property no longer fit the Company’s medical portfolio parameters, and as a result, this property was classified as “held-for-sale” at December 31, 2004. The operations of Morningside are therefore reported as discontinued operations for the year ended December 31, 2003. As a result, the Company classified net income from operations, net of minority interest, of approximately $0.1 million as net income from discontinued operations for the year ended December 31, 2003. On February 2, 2005, the Company completed the sale of the Morningside property for approximately $6.7 million.
Liquidity and Capital Resources
Sources of Liquidity
     Rental Operations
     The Company believes that its principal source of liquidity, cash flows from Rental Operations, provides a stable source of cash to fund operational expenses. The Company believes that this cash-based revenue stream is substantially aligned with revenue recognition (except for periodic straight-line rental income accruals) as cash receipts from the leasing of rental properties are generally received in advance of, or in a short time following, the actual revenue recognition. The Company is subject to risks of decreased occupancy resulting from market conditions as well as tenant defaults and bankruptcies, and potential reduction in rental rates upon renewal or re-leasing of properties, which would result in reduced cash flow from operations.
Secured and Unsecured Credit Facilities
     The Company has the following secured and unsecured credit facilities available:

Amounts
Outstanding as
of
	Borrowing			December 31,
Description	Capacity	Maturity Date	Interest Rate	2005
Secured Revolving Credit Facility	$50.0 million	September 30, 2007	Prime or LIBOR (+1.5 - 2.5%)	$39.2 million
Secondary Revolving Credit Facility	$10.0 million	June 30, 2006	LIBOR + 2.75%	—
Secured Working Capital Line of Credit Facility	$4.0 million	October 31, 2006	Prime – 0.75%	$3.0 million
Senior Unsecured Bridge Loan	$20.0 million	June 30, 2006	Prime + 3.0%	$10.0 million
     Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility.”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (5.96% at December 31, 2005), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at December 31, 2005) or a rate equal to prime. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was $39.2 million outstanding as of December 31, 2005.

     Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (5.79% at December 31, 2005). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was approximately $3.0 million outstanding as of December 31, 2005.
     Construction Loan Facility
     A subsidiary of the Company has a $24.0 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18.0 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. These projects were developed by HADC and are owned by subsidiaries of the Company. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (8.25% at December 31, 2005) for the hospital and prime plus 0.25% (7.50% at December 31, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders, in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of December 31, 2005 were $19.5 million and $15.5 million, respectively.
     Senior Unsecured Bridge Loan
     On December 6, 2005, the Company and the Operating Partnership entered into a senior unsecured bridge loan agreement with KeyBank National Association, as a lender and as administrative agent, and the other lending institutions that may become parties to the bridge loan agreement. Under the bridge loan agreement, the lenders have committed to make loans to the Operating Partnership, as the borrower, in an aggregate amount of up to $20.0 million. The Operating Partnership’s obligations under the bridge loan are guaranteed by the Company pursuant to an unconditional guarantee dated December 6, 2005.
      On December 6, 2005, the Operating Partnership requested a $10.0 million LIBOR loan under the bridge loan. Subsequent to December 31, 2005, the Company drew an additional $7.0 million on January 30, 2006. Amounts borrowed under the bridge loan bear interest at either KeyBank’s base rate plus 150 basis points or at LIBOR plus 300 basis points. Until the stated maturity date, the Operating Partnership is required to make interest only payments on any amounts drawn. The bridge loan has a maturity date of June 6, 2006, subject to the Company’s right to extend the maturity date to September 6, 2006. The Company anticipates retiring this debt during 2006. The Operating Partnership may prepay any outstanding amounts under the bridge loan without fees or penalties, subject to the payment of certain costs and expenses associated with the prepayment of any LIBOR rate loans.
      The bridge loan contains financial and other covenants, as well as customary events of default, including a cross default provision and a change of control provision. In the event of a default, all obligations of the Operating Partnership under the bridge loan agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable automatically. During an event of default, a default interest rate equal to 200 basis points over the otherwise applicable interest rate will apply to all outstanding loans until such loans are repaid in full.
     Equity Securities
     In March 2005, the Company issued 1,700,000 common shares at $13.91 per share raising approximately $22.2 million in net proceeds after underwriting discounts and other offering expenses. On March 31, 2005, the underwriters exercised the over-allotment option to purchase 253,500 common shares at the public offering price of $13.91. As a result, the Company received additional net proceeds after underwriting discounts and other offering expenses of approximately $3.3 million.

     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a direct stock purchase feature. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During the year ended December 31, 2005, the Company sold approximately 565,000 common shares under this plan and received net proceeds of approximately $8.0 million after expenses.
     On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A cumulative convertible preferred shares at a public offering price of $25 per share for net proceeds of approximately $51.1 million after placement fees and expenses. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.
     On September 12, 2005, the Company’s registration statement covering 1,200,000 common shares to be issued and sold from time to time in “at the market” equity offerings was declared effective by the SEC. During the year ended December 31, 2005, the Company issued and sold approximately 66,800 common shares and received net proceeds of approximately $1.0 million.
     On November 22, 2005, the Company issued and sold 3,000,000 common shares at $14.10 per share raising approximately $40.7 million in net proceeds after underwriting discounts and other offering expenses.
     The Company utilized the proceeds from these equity issuances to repay indebtedness, to pay a portion of the purchase prices for the 2005 properties and for general corporate purposes and working capital.
     The Company has on file with the SEC an effective shelf registration statement that permits the Company to sell up to $250 million of common and preferred shares of beneficial interest, of which $147.4 million has been sold. From time-to-time, the Company expects to issue additional securities under this registration statement and future shelf registration statements to fund development and acquisition of additional rental properties, to fund the repayment of the credit facilities and other long-term debt and for other general corporate purposes.
Uses of Liquidity
     Short-Term Uses. The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, capital improvements, acquisitions of additional specialty medical properties and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, by drawing on the Company’s credit facilities, and issuing additional equity securities.
     Long-Term Uses. The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through available cash flow from operations, long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.
Historical Cash Flows
Operating Activities
     On December 31, 2005, the Company had approximately $12.0 million of cash and cash equivalents. Net cash provided by operating activities was approximately $15.9 million for the year ended December 31, 2005. Cash flows from operating activities provide the cash necessary to meet short-term operating requirements. The receipt of rental income from Rental Operations continues to provide the primary source of revenues and operating cash flows for the Company.

Investing Activities
     Investing activities are one of the primary uses of the Company’s liquidity. Development and acquisition activity supplements rental revenues and provides cash flows for operating requirements. Net cash used in investing activities was approximately $175.4 million for the year ended December 31, 2005, primarily due to the acquisition of the 42 medical buildings and two development projects by HADC, which was partially offset by the $6.4 million of gross proceeds from the sale of the Morningside property located in Port St. Lucie, Florida.
Equity Financing Activities
     Net cash provided by financing activities was approximately $162.6 million for the year ended December 31, 2005, generated primarily from the June 2005 offering of 2,100,000 7.5% Series A preferred convertible shares, the March 2005 offering of 1,700,000 common shares, and the November 2005 offering of 3,000,000 common shares. The Company used net cash provided by financing activities to repay outstanding indebtedness under the Company’s credit facilities and to fund certain acquisitions.
Off Balance Sheet Arrangements
     The Company does not have any relationships with unconsolidated entities, including without limitation, any “special purpose entities,” which are generally established for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations
     As of December 31, 2005, the Company is subject to certain contractual payment obligations as described in the schedule below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)(4)(5)	$451,820	$56,127	$24,798	$63,047	$46,260	$47,807	$213,781
Line of credit (5)	56,747	15,842	40,905	—	—	—	—
Construction Debt (5)	37,173	37,173	—	—	—	—	—
Operating Lease Obligations (2)	21,555	935	922	907	806	641	17,344
Other Contractual Obligations (3)	342	342	—	—	—	—	—

Total Contractual Obligations	$567,637	$110,419	$66,625	$63,954	$47,066	$48,448	$231,125

(1)	Includes principal and interest.

(2)	Includes leases for land, office space and equipment.

(3)	Includes agreements for human resources services, investor relations services and the overhead sharing agreement.

(4)	The long-term debt at Cooper Voorhees Medical Mall, Professional Center V, Rush Copley Medical Office Building and the Union City Land loan expire in 2006.

(5)	Interest expense for variable rate debt was calculated using the interest rate at December 31, 2005.
Recent Accounting Pronouncements
     In December 2004, FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123,” Accounting for Stock Based Compensation,” (“SFAS 123”). In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. The Company will adopt SFAS No. 123 (R) effective as of January 1, 2006. The adoption of 123 (R) will not have a material impact on earnings per share.
In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”), was issued effective for all fiscal years ending after December 15, 2005. This is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. Upon evaluation, the Company has determined that the adoption of FIN 47 did not have a material impact on its financial statements.
In June 2005, the Financial Accounting Standards Board (“FASB”) FASB rectified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all prexisting limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies, that have governing provisions that are the functional equivalent of a limited partnership. The Company has consolidated a limited partnership in which it was the sole general partner and the limited partners did not have substantial participating rights or substantial kickout rights.

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
Variable Rate Debt
     As of December 31, 2005, the face value of the total outstanding mortgage debt of the Company was approximately $348.7 million. The current outstanding debt balances relate to mortgage debt assumed or incurred by the Company through its subsidiaries. Borrowings under the Company’s credit facilities total $52.1 million and construction loans outstanding equal $35.0 million. Also, variable-rate mortgage debt with a total principal balance of $56.3 million was outstanding at December 31, 2005.
Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (5.96% at December 31, 2005), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at December 31, 2005) or a rate equal to prime. Amounts borrowed under the Unsecured Facility bear interest at 7.45%. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was approximately $39.2 million outstanding as of December 31, 2005.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (5.79% at December 31, 2005). This loan was renewed on October 1, 2005 for a term of one year. There was approximately $3.0 million outstanding as of December 31, 2005.
Construction Loan Facility
     A subsidiary of the Company has a $24.0 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18.0 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. These projects were developed by HADC and are owned by subsidiaries of the Company upon completion of construction. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. With a maximum term of 24 months, the loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (8.25% at December 31, 2005) for the hospital and prime plus 0.25% (7.50% at December 31, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank

National Association and KeyBank National Association as lenders, in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of December 31, 2005 were approximately $19.5 million and approximately $15.5 million, respectively.
Senior Unsecured Bridge Loan
     On December 6, 2005, the Company and the Operating Partnership entered into a senior unsecured bridge loan agreement with KeyBank National Association, as a lender and as administrative agent, and the other lending institutions that may become parties to the bridge loan agreement. Under the bridge loan agreement, the lenders have committed to make loans to the Operating Partnership, as the borrower, in an aggregate amount of up to $20.0 million. The Operating Partnership’s obligations under the bridge loan are guaranteed by the Company pursuant to an unconditional guarantee dated December 6, 2005.
      On December 6, 2005, the Operating Partnership requested a $10.0 million LIBOR loan under the bridge loan. Subsequent to December 31, 2005, the Company drew an additional $7.0 million on January 30, 2006. The lenders’ obligation to fund loan requests under the bridge loan terminated on January 30, 2006. Amounts borrowed under the bridge loan bear interest at either KeyBank’s base rate plus 150 basis points or at LIBOR plus 300 basis points. Until the stated maturity date, the Operating Partnership is required to make interest only payments on any amounts drawn. The bridge loan has a maturity date of June 6, 2006, subject to the Company’s right to extend the maturity date to September 6, 2006. The Operating Partnership may prepay any outstanding amounts under the bridge loan without fees or penalties, subject to the payment of certain costs and expenses associated with the prepayment of any LIBOR rate loans.
      The bridge loan contains financial and other covenants, as well as customary events of default, including a cross default provision and a change of control provision. In the event of a default, all obligations of the Operating Partnership under the bridge loan agreement may be declared immediately due and payable. For certain events of default relating to insolvency and receivership, all outstanding obligations become due and payable automatically. During an event of default, a default interest rate equal to 200 basis points over the otherwise applicable interest rate will apply to all outstanding loans until such loans are repaid in full.
     A one percentage point fluctuation in market interest rates would have had an approximate $626,000 impact on net earnings during the year ended December 31, 2005, respectively.
Derivative Instruments
     As of December 31, 2005, the Company had one interest rate swap contract that met the criteria of SFAS No. 133 to qualify for hedge accounting. On November 1, 2005, the Company entered into a $6.5 million interest rate swap contract as a hedge to effectively fix the rate on a variable-rate mortgage loan assumed in connection with the acquisition of a medical office building in Lakewood, California. The interest rate swap contract qualified for hedge accounting under SFAS 133. Therefore, changes in fair value are recorded in other comprehensive income. The fair value of the swap was a liability of approximately $12,000 as of December 31, 2005.
     In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of approximately $0.2 million as of December 31, 2004. The interest rate swap contract qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. The swap did not have a fair value as of December 31, 2005 since the contract matured and was not renewed.
     An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. Therefore, this swap did not qualify for hedge accounting. At the time the associated debt was retired, the breakage fee for the swap was approximately $0.4 million and the Company recorded this amount as a liability. During years ended December 31, 2003 and 2004, the Company recognized a gain of approximately $0.1 million and $0.3 million. This interest rate swap was settled on March 4, 2005 at a price of approximately $0.2 million resulting in an additional gain during the first quarter of 2005 of approximately $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and related financial information and supplementary data required to be filed hereunder are indexed under Item 15 of this Form 10-K and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.
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
     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15.
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     On March 1, 2006, the Company’s Board of Trustees, upon the recommendation of the Compensation Committee, approved an increase to the compensation to the non-management members of the Board of Trustees by increasing the annual retainer effective April 1, 2006, from $12,000 to $15,000. In addition the annual option grants to be awarded under the Company’s 2002 Stock Incentive Plan to each non-management member of the Board of Trustees was for non-management trustees increased from options to purchase 3,000 common shares to options to purchase 4,000 common shares. All others items of compensation remain unchanged.

PART III
ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS
     Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 18, 2006.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 18, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 18, 2006.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The Company’s Relationship with Klipsch Audio, Inc.
     The Company, through the Operating Partnership, has an overhead sharing agreement with Klipsch Audio, Inc. Fred S. Klipsch, Chairman of the Board and Chief Executive Officer, serves as Chairman of the Board of Klipsch Audio, Inc. Frederick L. Farrar, President, Chief Operating Officer and Treasurer, served as Executive Vice President of Klipsch Audio, Inc. until 2002 and currently serves as a non-organizational Executive Vice President. Under this agreement, Klipsch Audio, Inc. provides the Company with executive office space and certain office support services in exchange for monthly payments of $17,500. The term of this agreement is for one year and renews automatically for an additional year on each anniversary of its effective date unless either party provides notice to the other party 90 days prior to the expiration of the current term. The Company also paid Klipsch Audio, Inc. approximately $7,300 per month to lease office space for certain business units within the Company during 2005. Effective January 1, 2006, the monthly lease will increase to $10,505 per month reflecting the expansion of the Company into approximately 4,000 additional square feet of office space. The Company also pays approximately $3,000 per month to Klipsch Audio, Inc. for human resources and employee search services.
     During 2005, executive officers and trustees of the Company used a private aircraft partially owned by FSK&J Jet, LLC, an affiliate of Klipsch Audio, Inc., a total of 22 times, primarily in conjunction with acquisitions and capital raising activities. The Company pays FSK&I Jet, LLC fees for the use of this aircraft based upon an occupied hourly rate plus fuel surcharges. During 2005, the Company paid FSK&J Jet, LLC an aggregate of $203,421 for its aircraft usage.
HADC
     HADC provides property management services to a third party entity, Sumner Medical Plaza, L.L.C., in which certain of our executive officers, including Messrs. Klipsch, Farrar and McCoin, have an ownership interest and general partner control through Windrose International, L.L.C. This entity paid HADC approximately $80,000 during 2005. Mr. McCoin, Executive Vice President of the Company, serves as President and Chief Executive Officer of HADC, Mr. Farrar, President, Chief Operating Officer and Treasurer of our Company, also serves as Chairman of the Board of HADC.
     National Healthcare Associates (“NHA”), a consulting firm that is owned by the wife of Mr. McCoin, Executive Vice President of our Company and President and Chief Executive Officer of HADC, performs consulting services for HADC. During 2005, the Company paid NHA approximately $46,863 for these services. The work performed by NHA is provided at discount billing rates, but contract approval is required from the Company’s Chief Executive Officer and Chief Operating Officer.
Certain Other Relationships
     Mr. Jacobson, one of our trustees, serves as Senior Vice President of KSM Business Services, an affiliate of Katz, Sapper & Miller, LLP, an accounting and consulting firm based in Indianapolis, Indiana. Katz, Sapper & Miller, LLP provides accounting and consulting services to our Company. During 2005, we paid Katz, Sapper & Miller, LLP an aggregate of $56,539 in connection with accounting and consulting services provided to the Company. We have also engaged Katz, Sapper & Miller, LLP to assist us with ongoing tax matters, including our qualification as a real estate investment trust for federal income tax purposes.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its Annual Meeting of Shareholders to be held on May 18, 2006.

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

Exhibit
Number	Exhibit Description
3.01	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.02	Articles Supplementary of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A12B filed on June 29, 2005).

3.03	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.04	Form of First Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.05	Schedule 4.02-1 to the First Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P. Designating the 7.5% Series A Cumulative Convertible Preferred Units (incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.01	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (Registration No. 333-89186) filed on August 8, 2002).

4.02	Form of 7.5% Series A Cumulative Convertible Preferred Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005).

4.03	Form of Warrant (incorporated by reference to Exhibit 4.02 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108659) filed on September 10, 2003).

10.01	Purchase Agreement, dated as of March 2, 2006, by and between Medistar Herman Drive Medical Center, Ltd. and Windrose Genesis Park, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.02	Purchase Agreement, dated as of March 2, 2006, by and between E1-PV, L.P. and Rose Hill Meadows, Ltd., and Windrose Pecan Valley, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.03	Purchase Agreement dated March 2, 2006 between Medistar Webster Medical Center, Ltd. and Windrose Webster Medical Center, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.05	Change in Control Severance Agreement dated February 3, 2006 between the Registrant, Windrose Medical Properties, L.P. and Daniel R. Loftus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2006).†

Exhibit
Number	Exhibit Description
10.06	Deferred Compensation Plan dated January 1, 2006 of the Registrant.*†

10.07	Bridge Loan Agreement dated December 6, 2005 by and among Windrose Medical Properties, L.P., the Registrant, KeyBank National Association, individually and as agent, and the other lending institutions that may become parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).

10.08	Unconditional Guaranty of Payment and Performance dated December 6, 2005, by and between Windrose Medical Properties Trust and KeyBank National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).

10.09	Second Amended and Restated Secured Revolving Credit Agreement, dated as of September 30, 2005, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2005).

10.10	Second Amended and Restated Guaranty, dated as of September 30, 2005, made by the Registrant to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2005).

10.11	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire, L.P.) (incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2005).

10.12	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire POB, L.P.) (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2005).

10.13	Employment Agreement dated February 21, 2005 between Windrose Medical Properties L.P., the Registrant and Fred S. Klipsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).†

10.14	Employment Agreement dated February 21, 2005 between Windrose Medical Properties L.P., the Registrant and Frederick L. Farrar (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).†

10.15	2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

10.16	Form of Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File 333-89186) filed on July 3, 2002).

10.17	Form of Change in Control Severance Agreement between the Registrant, Windrose Medical Properties, L.P. and Fred S. Klipsch (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

Exhibit
Number	Exhibit Description
10.18	Form of Change in Control Severance Agreement between the Registrant, Windrose Medical Properties, L.P. and Frederick L. Farrar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

10.19	Subordinated Promissory Note dated June 28, 2002 from Windrose International, L.L.C. to Fred S. Klipsch (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).†

10.20	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.21	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.22	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002). †

10.23	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).†

10.24	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.25	Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to Charles Lanham (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.26	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

11.01	Statement Regarding Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 2 to the Consolidated Financial Statements and is omitted pursuant to Item 601(b)(11) of Regulation S-K).

12.01	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.*

Exhibit
Number	Exhibit Description
21.01	List of Subsidiaries of the Registrant.*

23.01	Consent of KPMG LLP.*

31.01	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.02	Rule 13a-14(a)/15d-14(a) Certification of the Chief Operating Officer.*

31.03	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.01	Section 1350 Certification of the Chief Executive Officer.*

32.02	Section 1350 Certification of the Chief Operating Officer.*

32.03	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan.
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
WINDROSE MEDICAL PROPERTIES
TRUST (Registrant)
Date: March 17, 2006

By:	/s/ PAULA J. CONROY
PAULA J. CONROY
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
Chairman, Chief Executive Officer
and Trustee
/s/ FRED S. KLIPSCH	(Principal Executive Officer)	March 17, 2006
FRED S. KLIPSCH

President, Chief Operating Officer
/s/ FREDERICK L. FARRAR	and Treasurer	March 17, 2006
FREDERICK L. FARRAR

Senior Vice President,
Chief Financial Officer
/s/ PAULA J. CONROY	(Principal Financial and Accounting Officer)	March 17, 2006
PAULA J. CONROY

/s/ BRYAN MILLS
BRYAN MILLS	Trustee	March 17, 2006

/s/ BRUCE M. JACOBSON
BRUCE M. JACOBSON	Trustee	March 17, 2006

/s/ ROBERT L. BOWEN
ROBERT L. BOWEN	Trustee	March 17, 2006

/s/ JEAN L. WOJTOWICZ
JEAN L. WOJTOWICZ	Trustee	March 17, 2006

SIGNATURE	TITLE	DATE

/s/ DAVID L. MARAMAN
DAVID L. MARAMAN	Trustee	March 17, 2006

/s/ DARELL E. ZINK, JR.
DARELL E. ZINK, JR.	Trustee	March 17, 2006

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Windrose Medical Properties Trust
We have audited the consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Windrose Medical Properties Trust and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
Indianapolis, Indiana
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Windrose Medical Properties Trust
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Windrose Medical Properties Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Windrose Medical Properties Trust and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Windrose Medical Properties Trust and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Windrose Medical Properties Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Windrose Medical Properties Trust and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule III, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Indianapolis, Indiana
March 15, 2006

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Balance Sheets
as of December 31, 2005 and 2004
(in thousands, except per share amounts)

	December 31,	December 31,
	2005	2004
ASSETS

REAL ESTATE INVESTMENTS:
Land and Land Improvements	$46,927	$24,356
Buildings and Tenant Improvements	605,559	254,411
Construction in Progress	1,610	16,453
Acquired Lease Intangibles	36,841	13,823

Gross Real Estate Investments	690,937	309,043

Accumulated Depreciation	(16,238)	(7,635)
Accumulated Lease Intangible Amortization	(6,858)	(3,172)

Accumulated Depreciation and Amortization	(23,096)	(10,807)

Net Real Estate Investments Held for Sale	—	4,892

NET REAL ESTATE INVESTMENTS	667,841	303,128

Cash and Cash Equivalents	12,014	9,013
Prepaid Expenses	979	464
Receivables on Construction and Consulting Contracts	181	245
Receivables from Tenants, Net of Allowance of $597 and $97	2,057	1,496
Revenues in Excess of Billings	18	2
Straight-line Rent Receivable, Net of Allowance of $16 and $4	5,071	2,869
Deferred Financing Fees, Net of Accumulated Amortization of $2,120 and $929	2,383	1,402
Escrow Deposits and Other Assets	11,892	6,355

TOTAL ASSETS	$702,436	$324,974

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured Debt	$425,147	$187,134
Unsecured debt	10,000	—
Billings in Excess of Revenues Earned	23	91
Accounts Payable and Accrued Expenses	8,545	4,982
Consulting and Construction Payables	3,360	2,174
Tenant Security Deposits and Prepaid Rents	6,900	3,920
Other Liabilities	4,483	1,652

TOTAL LIABILITIES	458,458	199,953
Minority Interest	5,813	5,615

SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 issued and outstanding (Liquidation preference $52,500)	21	—
Common Shares of Beneficial Interest, $.01 par value, 100,000,000 shares authorized, 17,397,612 shares and 11,638,513 shares issued and outstanding	174	116
Additional Paid In Capital	253,460	125,659
Accumulated Other Comprehensive Income (Loss)	(12)	153
Deferred Stock Compensation	(1,182)	(207)
Distributions in Excess of Net Income	(14,296)	(6,315)

TOTAL SHAREHOLDERS’ EQUITY	238,165	119,406

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$702,436	$324,974

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
RENTAL OPERATIONS:

Rental revenues from continuing operations	$47,720	$30,074	$13,653

Operating expenses:
Property taxes	4,345	2,630	751
Property operating expenses	10,077	5,823	1,858
Depreciation and amortization	11,362	6,673	3,234

Total operating expenses	25,784	15,126	5,843

Income from continuing rental operations	21,936	14,948	7,810

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	2,134	1,849	3,661

Expenses:
Cost of sales and project costs	1,327	1,279	3,296
General and administrative expenses	684	430	824

Income (loss) from service operations	123	140	(459)

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	4,275	3,276	2,694

Operating income	17,784	11,812	4,657

OTHER INCOME (EXPENSES):
Interest income	203	30	29
Interest (expense)	(12,877)	(8,167)	(3,306)
Gain (loss) on interest rate swap	65	308	142
(Loss) on abandoned due diligence costs	—	—	(209)
Other income (expense)	(178)	(129)	(250)

Total other income (expense)	(12,787)	(7,958)	(3,594)

Income before income taxes and minority interest	4,997	3,854	1,062

Income tax (expense) benefit	(49)	(56)	144

Income before minority interest	4,948	3,798	1,206

Minority interest in income of common unit holders and other subsidiaries	(170)	(147)	(100)

Net income from continuing operations	4,778	3,651	1,106

Net income from discontinued operations, net of minority interest	20	402	142

Net gain on sale of discontinued operations, net of minority interest	1,215	—	—

Income from discontinued operations	1,235	402	142

Net income	6,013	4,053	1,248

Dividends on preferred shares	(1,995)	—	—

Net income available to common shareholders	$4,018	$4,053	$1,248

Net income from continuing operations (less preferred dividend) per common share:
Basic and diluted	$0.20	$0.35	$0.19

Net income from discontinued operations per common share:
Basic and diluted	0.09	0.04	0.02

Net income per common share:
Basic and diluted	$0.29	$0.39	$0.21

Weighted average number of common shares outstanding	13,620	10,370	5,808

Weighted average number of common and dilutive potential common shares	14,016	10,740	6,169
See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$6,013	$4,053	$1,248

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	11,362	6,790	3,327
Rental income associated with above (below) market leases	639	94	70
Deferred income taxes	45	56	(144)
Deferred compensation expense	231	22	—
(Gain) loss on interest rate swap	(65)	(308)	(142)
Amortization of deferred financing fees	673	674	165
Amortization of fair value of debt adjustment	(785)	(773)	(469)
Minority interest in earnings	205	161	109
Gain on sale of real estate	(1,250)	—	—
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(24)	76	(921)
Straight line rent receivable	(2,199)	(1,586)	(1,062)
Receivables from tenants	(492)	(981)	(378)
Interest rate swap liability	(162)	—	—
Revenue earned in excess of billings	(15)	(2)	1,269
Billings in excess of revenues earned	(68)	(61)	(252)
Other accrued revenue and expenses	389	1,356	(371)
Other current assets	1,364	218	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,861	9,789	2,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,077)	(1,715)	(570)
Deposits on potential acquisitions	(426)	(209)	(523)
Acquisition of real estate investments	(142,764)	(46,946)	(44,666)
Development projects	(41,711)	(8,889)	—
Deferred leasing costs	(499)	(115)	(23)
Other deferred costs and other assets	149	(438)	(512)
Proceeds from sale of real estate	6,385	—	(27)

NET CASH USED IN INVESTING ACTIVITIES	(181,943)	(58,312)	(46,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(4,853)	(1,703)	(3,450)
Draws on line of credit	102,185	43,670	28,233
Paydowns on line of credit	(75,470)	(18,235)	(28,233)
Proceeds from mezzanine debt	656	5,844	—
Paydowns on mezzanine debt	(6,500)	—	—
Proceeds from construction debt	35,033	—	—
Proceeds from mortgage debt	6,500	—	13,000
Cash dividends to common shareholders	(11,999)	(8,188)	(3,472)
Cash dividends to preferred shareholders	(1,392)	—	—
Cash distributions to minority interest	(328)	(327)	(268)
Deferred financing costs	(1,989)	(932)	(1,091)
Proceeds from issuance of preferred shares, net	51,016	—	—
Proceeds from issuance of common shares, net	76,224	20,020	48,302

NET CASH PROVIDED BY FINANCING ACTIVITIES	169,083	40,149	53,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,001	(8,374)	9,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,013	17,387	8,238

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,014	$9,013	$17,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, including capitalized interest of $3,204 in 2005 and $63 in 2004	$15,089	$7,268	$3,125

Income taxes paid	$4	$—	$—

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$194,535	$82,039	$59,415

Offering costs included in accounts payable	$249	$—	$587

Reallocation of minority interest	$391	$230	$199

Minority interest share of joint venture acquisition	$—	$1,886	$—

Conversion of units to common shares	$78	$165	$—

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

					ADDITIONAL	DISTRIBUTIONS	OTHER	DEFERRED	TOTAL
	PREFERRED SHARES		COMMON STOCK		PAID-IN	IN EXCESS OF	COMPREHENSIVE	STOCK	SHAREHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	NET INCOME	INCOME (LOSS)	COMPENSATION	EQUITY (DEFICIT)

BALANCES AT DECEMBER 31, 2002		$—	5,692	$57	$58,017	$(697)	$—	$—	$57,377

Net income	—	—	—	—	—	1,248	—	—	1,248
Reallocation of minority interest	—	—	—	—	(199)	—	—	—	(199)
Issuance of common shares, net of underwriting discount	—	—	4,255	43	47,673	—	—	—	47,716
Distributions to common shareholders	—	—	—	—	—	(3,984)	—	—	(3,984)

BALANCES AT DECEMBER 31, 2003			9,947	$100	$105,491	$(3,433)	$—	$—	$102,158

Comprehensive income:
Net Income	—	—	—	—	—	4,053	—	—	4,053
Gain on interest rate swap	—	—	—	—	—	—	153	—	153

Comprehensive income available for common shareholders	—	—							4,206
Reallocation of minority interest	—	—	—	—	(230)	—	—	—	(230)
Issuance of common shares, net of underwriting discount	—	—	1,674	16	20,168	—	—	—	20,185
Deferred stock compensation	—	—	18	—	230	—	—	(207)	23
Distributions to common shareholders	—	—	—	—	—	(6,935)	—	—	(6,935)

BALANCES AT DECEMBER 31, 2004			11,639	$116	$125,659	$(6,315)	$153	$(207)	$119,406

Comprehensive income:
Net Income	—	—	—	—	—	6,013	—	—	6,013
Distributions to preferred shareholders		—		—		(1,995)			(1,995)
Loss on interest rate swap	—	—	—	—	—	—	(165)	—	(165)

Comprehensive income available for common shareholders									3,853
Reallocation of minority interest	—	—	—	—	(391)	—	—	—	(391)
Issuance of preferred shares, net of offering costs	2,100	21			50,995				51,016
Issuance of common shares, net of offering costs	—	—	5,659	58	75,995		—	—	76,053
Deferred stock compensation	—	—	81	—	1,202	—	—	(975)	227
Distributions to common shareholders	—	—	—	—	—	(11,999)	—	—	(11,999)

BALANCES AT DECEMBER 31, 2005	2,100	$21	17,379	$174	$253,460	$(14,296)	$(12)	$(1,182)	$238,165

See Accompanying Notes to Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All amounts in thousands except per share data)
1. THE COMPANY
The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, outpatient treatment diagnostic facilities, physician group practice clinics, ambulatory surgery centers, specialty hospitals, and other healthcare related specialty properties. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owns approximately 98.1% of the Operating Partnership as of December 31, 2005.
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
In June 2005, the Financial Accounting Standards Board (“FASB”) FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all prexisting limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies, that have governing provisions that are the functional equivalent of a limited partnership. The Company has consolidated a limited partnership in which it was the sole general partner and the limited partners did not have substantial participating rights or substantial kickout rights.
The Company evaluates its real estate investments to be held and used upon occurrence of significant changes in the operations to assess whether any impairment indications are present that affect the recovery of the recorded value by comparing the sum of expected future cash flows (on an undiscounted basis) from a rental property over its anticipated holding period to the historical net cost basis. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.
In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), the Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. The remaining purchase price is allocated among three categories of intangible assets consisting of the above or below market component of in-place leases, the value of in-place leases and the value of customer relationships.

The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases.
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
The following table shows the estimated aggregate amortization expense for acquired lease intangibles for each of the next five years:
Lease Intangible Amortization

Year	Expense
2006	$5,071
2007	3,837
2008	2,564
2009	1,863
2010	1,540
CASH EQUIVALENTS
Highly liquid investments with maturity of three months or less when purchased are classified as cash equivalents.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company reviews each account receivable (receivables from tenants and straight line rent receivables) for collectibility and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible.
DEFERRED COSTS
Costs incurred in connection with obtaining financing are amortized to interest expense on the effective interest method over the term of the related loan. Costs associated with the leasing of real estate investments are amortized over the term of the related lease. Unamortized costs are charged to expense upon the early termination of the lease or upon early payment of the financing.
RENTAL OPERATIONS
Rental income from leases with scheduled rental increases during their terms is recognized on a straight-line basis.
In determining what constitutes the leased asset, we evaluate whether we or the lessee are the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then any tenant improvement allowances funded under the lease are treated as lease incentives and the leased asset is the unimproved space. In these circumstances, we began revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.
SERVICE OPERATIONS
Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. The Company does not combine contracts for purposes of recognizing revenue. Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed.

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
NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing basic net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unit holders, by the sum of the weighted average number of common shares and common units outstanding and dilutive potential common shares issuable for the period, based on the treasury stock method. The conversion of the Series A Cumulative Convertible preferred shares is anti-dilutive (i.e., common shares issuable upon conversion would increase net income per common share) and, therefore, are not included in the calculation of dilutive potential common shares.
The following table reconciles the components of basic and diluted net income per common share for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
Basic net income available for common shares	$4,018	$4,053	$1,248
Minority interest in earnings of common unit holders	107	147	100

Diluted net income available for common shares	$4,125	$4,200	$1,348

Weighted average number of common shares outstanding	13,620	10,370	5,808
Weighted average common units outstanding (1)	343	358	361
Dilutive common shares for stock based compensation plans	53	12	—

Weighted average number of common shares and dilutive potential shares	14,016	10,740	6,169

(1)	The outstanding limited partners’ common units in the Operating Partnership included in the diluted earnings per common share calculation have no effect on the earnings per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating earnings per diluted share, the number of shares would increase by the weighted average common units outstanding and net income would also increase at a proportionate rate, thus there would be no change to diluted earnings per share.
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

REIT qualification reduces, but does not eliminate, the amount of state and local taxes paid by the Company. In addition, the Company’s financial statements include the operations of a taxable REIT subsidiary that is not entitled to a dividend paid deduction and is subject to corporate federal, state, and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.
The following table reconciles the Company’s net income to its taxable income before the dividends paid deduction for the years ended December 31, 2005, 2004 and 2003:

	For the Years Ended December 31,
	2005	2004	2003
Net income	$6,013	$4,053	$1,248
Book/tax differences	(827)	(696)	(249)

Adjustable taxable income subject to 90% dividend requirement	$5,186	$3,357	$999

The Company’s dividends paid deduction is summarized below:

	For the Years Ended December 31,
	2005	2004	2003
Dividends declared	$13,993	$6,935	$3,984

Less: Return of capital	(8,807)	(3,578)	(2,985)

Total dividends paid deduction attributable to adjusted taxable income	$5,186	$3,357	$999

A summary of the tax characterization of the dividends paid per common share and preferred share for the year ended December 31, 2005, 2004 and 2003 follows:

	For the Years Ended December 31,
Common Shares	2005	2004	2003
Total dividends declared per share	$0.90	$0.66	$0.70

Ordinary income	24.10%	48.40%	25.08%
Return of capital	68.30%	51.60%	74.92%
Capital gain	7.60%	—	—

	100.00%	100.00%	100.00%

	For the Years Ended December 31,
Preferred Shares	2005	2004	2003
Total dividends declared per share	$0.66	—	—

Ordinary income	75.90%	—	—
Return of capital	—	—	—
Capital gain	24.10%	—	—

	100.00%	—	—

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
STOCK BASED COMPENSATION
The Company applies the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense is reflected in net income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. If compensation cost for the Company’s fixed stock option plan had been determined consistent with SFAS No. 123, the Company’s net income and net income per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004	2003
Net income available to common shareholders as reported	$4,018	$4,053	$1,248
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(128)	(137)	(175)

Pro forma net income per share	$3,890	$3,916	$1,073

Basic and diluted per share amounts:
As reported	$0.29	$0.39	$0.21
Pro forma	$0.29	$0.38	$0.18
The fair values of the options were determined using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Dividend yield	8%	8%	8%
Volatility	19.09%	22.26%	42.47%
Risk-free interest rate of options granted on 3/19/03 with expected life of seven years	—	—	3.52%
Risk-free interest rate of options granted on 8/5/03 with expected life of seven years	—	—	3.84%
Risk-free interest rate of options granted on 7/27/04 with expected life of seven years	—	4.19%	—
Risk-free interest rate of options granted on 7/26/05 with expected life of seven years	4.15%	—	—
Risk-free interest rate of options granted on 12/20/05 with expected life of seven years	4.41%	—	—
Expected life of options with one year vesting period	5 years	5 years	N/A
Expected life of options with four year vesting period	7 years	7 years	7 years
Weighted-average fair value per share of options granted	$1.48	$1.79	$2.21
DERIVATIVE FINANCIAL INSTRUMENTS
The Company periodically enters into certain interest rate protection agreements that convert or cap variable-rate debt to a fixed-rate and that qualify for cash flow hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). Net amounts paid or received under these agreements are recognized as an adjustment to the interest expense of the corresponding debt. The Company does not utilize derivative financial instruments for trading or speculative purposes.
SFAS 133 requires that all derivative instruments be recorded on the balance sheet as assets or liabilities at their fair value. Derivatives that are not hedges must be adjusted to fair value through the recording of income or expense. If a derivative qualifies as a cash flow hedge, the change in fair value of the derivative is recognized in other comprehensive income to the extent the hedge is effective, while the ineffective portion of the derivative’s change in fair value is recognized in earnings. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the Company’s financial instruments are generally calculated as the present value of estimated future cash flows using a discount rate commensurate with the risks involved. The fair value approximates the carrying value for all financial instruments except for indebtedness, which is discussed in Footnote 8 to the Consolidated Financial Statements.
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
RECLASSIFICATIONS
Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.
3. FINANCIAL INSTRUMENTS
As of December 31, 2005, the Company has one interest rate swap contract that meets the criteria of SFAS No. 133 to qualify for hedge accounting. On November 1, 2005, the Company entered into an interest swap contract with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Lakewood, California. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the swap was a liability of $0.01 million as of December 31, 2005.
In February 2004, the Company entered into a $23 million interest rate swap contract as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Voorhees, NJ. The fair value of the swap was an asset of $0.2 million as of December 31, 2004. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. The swap did not have a fair value as of December 31, 2005 since the contract matured and was not renewed.
An interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. Therefore, this swap did not qualify for hedge accounting. At the time the associated debt was retired, the breakage fee for the swap was $0.4 million and the Company recorded this amount as a liability. For the years ended December 31, 2003 and 2004, the Company recognized a gain of $0.1 million and $0.3 million. This interest rate swap was settled on March 4, 2005 at a price of approximately $0.2 million resulting in an additional gain during the first quarter of 2005 of $0.07 million.
In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective July 1, 2003. The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are owned by unaffiliated parties that have noncontrolling interests. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests in these consolidated partnerships. As of December 31, 2005, the estimated settlement value of the noncontrolling interests in these consolidated partnerships was approximately $3.5 million, as compared to the $0.2 million minority interest liability reported in our financial statements for these partnerships.
4. DISCONTINUED OPERATIONS
The Company utilizes the guidelines established under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.
The Company classified operations of one building as discontinued operations at December 31, 2004. On February 2, 2005, the Company sold its property classified as “held-for-sale”, at a gain, net of minority interest, of approximately $1.2 million. This gain is also being reported as net income from discontinued operations for the year ended December 31, 2005.
The following table illustrates the major classes and operations affected by the building classified as discontinued operations:

	For the Years Ended December 31,
	2005	2004	2003
Statement of Operations:
Revenues	$51	$766	$376
Expenses:
Operating	31	233	107
Interest	—	—	24
Depreciation and Amortization	—	117	94

Operating Income	20	416	151
Minority Interest expense -operating and other income	—	14	9

Income from discontinued Operations	$20	$402	$142

5. RELATED PARTIES AND OTHER TRANSACTIONS
In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from-time-to-time.
The Company has an overhead sharing agreement with a company in which certain executive officers and members of the Company’s Board of Trustees have an ownership interest to provide the Company executive office space and certain office support staff services in return for monthly payments of $17,500. The term of the agreement is for one year and renews automatically for an additional year unless either party provides 90 days notice of termination prior to the expiration of the then current term.
The Company also pays this related company $3,000 per month for human resources and employee search services through an annual agreement. These services include: recruiting, benefits administration, COBRA and ERISA compliance, labor law compliance, record keeping and compensation plan administration.
The Company also pays amounts to other companies majority owned and controlled by the Company’s Chairman of the Board and Chief Executive Officer including the lease of the Company’s headquarters office space for its corporate activities other than the Service Operations, in the monthly amount of approximately $3,700 in 2003, $5,000 in 2004 and $7,300 in 2005 and effective January 1, 2006, $10,505 per month plus expense reimbursement above a specified expense stop. During the Company also occasionally uses a private aircraft partially owned by FSK & J Jet, LLC, a company owned and controlled by the Company’s Chairman of the Board and Chief Executive Officer primarily for financing and acquisition activities. The Company pays a variable cost based on an hourly usage rate plus fuel surcharges for actual use of the aircraft. For the year ended December 31, 2005, the Company paid $0.2 million for these services.
HADC provides property management services to an entity that owns a healthcare property that is not owned by the Company, but in which certain executive officers of the Company have a minority ownership interest, but control the general partner. HADC also uses the services of National Healthcare Associates (“NHA”), which is owned by the wife of the President of HADC. NHA performs consultant work such as market analysis and feasibility studies. Contract approval from the Company’s Chief Executive Officer or Chief Operating Officer is required.
6. ACCOUNTS RECEIVABLE, REVENUE EARNED IN EXCESS OF BILLINGS AND BILLINGS IN
EXCESS OF REVENUES EARNED
At December 31, 2005, the estimated period to complete contracts in process ranges from one month to three years, and the Company expects to collect substantially all related accounts receivable and revenue earned in excess of billings within this time period. The following summarizes contracts in process at:

	For the Years Ended December 31,
	2005	2004	2003
Costs incurred on Uncompleted Contracts	$1,022	$770	$1,632
Estimated Earnings	647	269	784

	1,669	1,039	2,416
Less Billings to Date	1,674	1,128	2,568

	$(5)	$(89)	$(152)

Contracts in progress at December 31, 2005 and 2004 are included in the balance sheets under the following captions:

	December 31,
	2005	2004
Revenues in Excess of Billings	$18	$2
Billings in Excess of Revenue Earned	(23)	(91)

	$(5)	$(89)

7. CONCENTRATION OF CREDIT RISK
Although the Company had no tenant that leased more than 10% of its total rentable square footage, the Company does have a significant number of properties located in two geographic locations. Specifically, 23% and 10% of the Company’s rentable square footage is located in Southern Florida (in proximity to West Palm Beach, Florida) and in the Houston, Texas metropolitan area, respectively. Those two locations represented 21% and 10% of the Company’s total rental operations revenue as of December 31, 2005, respectively. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate market that could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
8. INDEBTEDNESS
On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006, but may be extended at the Company’s election to September 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington, or participating lenders if the credit facility, is syndicated, has no obligation to increase its commitment under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (5.96% at December 31, 2005), depending on the leverage ratio of the

Company, the Partnership and all of its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at December 31, 2005) or a rate equal to prime. The secured revolving credit facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was approximately $39.2 million outstanding as of December 31, 2005.
The Company has a $4 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (5.79% at December 31, 2005). This loan was renewed on October 1, 2005 for a term of one year. There was $3 million outstanding as of December 31, 2005.
A subsidiary of the Company has a $24 million construction loan, structured as a secured construction draw note, for the development of a hospital in Houston, Texas, which matures on September 1, 2006. In addition, another subsidiary of the Company has an $18 million construction loan for the development of a professional office building (“POB”) contiguous to this hospital in Houston, Texas, which matures on December 1, 2006. These projects were developed by HADC and are owned by subsidiaries of the Company. The two construction loans are guaranteed by the Company and secured by a deed of trust on the real estate and improvements. The loans require payment of interest only, which is calculated using the outstanding balance at prime plus 1% (8.25% at December 31, 2005) for the hospital and prime plus 0.25% (7.50% at December 31, 2005) for the POB, with principal due at maturity. On July 11, 2005, the Company’s subsidiary that is the borrower under each of these loans amended and restated each of these loans primarily to add LaSalle Bank National Association and KeyBank National Association as lenders, in addition to The Huntington National Bank. The amount that may be borrowed under these loans, the term and the interest rates were not amended. The outstanding construction loan balances for the hospital and POB as of December 31, 2005 were approximately $19.5 million and approximately $15.5 million, respectively.
On December 6, 2005, the Company and the operating Partnership entered into a commitment for a $20 million unsecured bridge loan with KeyBank National Association, which has a nine month term from the closing date and an interest rate of LIBOR plus 3% or the lender’s base rate plus 1.75% (4.75% at December 31, 2005). There was $10 million outstanding as of December 31, 2005.
The following is a summary of the outstanding mortgage debt, excluding the facilities mentioned above as of:

	December 31,
	2005	2004
Fixed rate secured debt, weighted average interest rate of 6.23% at December 31, 2005, and 6.90% at December 31, 2004, maturity dates ranging from 2006 to 2027	$286,886	$129,236

Variable rate secured debt, interest rate of 7.38% at December 31, 2005 and 5.38% at December 31, 2004, maturity date of 2006(1)	22,100	22,618

Variable rate secured swapped debt, interest rate of 6.80% at December 31, 2005, maturity date of June 2010	6,500	—

Variable rate secured debt, weighted average interest of 7.01% at December 31, 2005 maturity dates ranging from 2006-2010	34,163	4,000

Total	$349,649	$155,854

(1)	The variable rate secured debt had an interest rate swap contract to effectively fix the rate at 5.4% from February 2004 until the swap matured in October 2005.

Included in the amounts shown as outstanding are fair value adjustments added to the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.1% to 6.5%. The current unamortized total of a net debt discount on all fixed rate acquisition loans as of December 31, 2005 is approximately $1.7 million. The total unpaid principal as of December 31, 2005 was approximately $436.8 million.
At December 31, 2005, scheduled amortization and maturities of indebtedness, exclusive of debt discount, including lines of credit, for the next five years and thereafter follows:

Total Scheduled
Year of Maturity	Payments
2006	$82,000
2007	44,267
2008	43,932
2009	29,761
2010	37,195
Thereafter	199,677

$436,832

The fair value of our indebtedness as of December 31, 2005 was approximately $417.2 million. The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.
9. INCOME TAXES
Income taxes are provided for the tax effects of transactions reported by the Operating partnership’s wholly-owned taxable REIT subsidiary, HADC.
The components of the provision for income taxes are as follows:

	For the Years Ended December 31,
	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	$43	$49	$(126)
State	6	7	(18)

	49	56	(144)

Net tax expense (benefit)	$49	$56	$(144)

Differences in income taxes at the statutory rate and the Company’s actual provision for 2003, 2004 and 2005 result primarily from the establishment of a deferred tax asset valuation allowance.

The net deferred tax asset at December 31, 2005 and 2004 consists of the following components:

	December 31,
	2005	2004

Deferred tax asset	$219	$409
Less Valuation Allowance	(23)	(114)

Total Deferred Tax Asset	196	295
Deferred tax liability	—	(53)

Net deferred tax asset	$196	$242

The deferred tax asset primarily consists of a net operating loss carry forward. The deferred tax liability is the result of a cash to accrual adjustment, which was phased in over four years, as HADC was a cash basis tax payer until January 1, 2002.
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
At December 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $0.5 million which are available to offset future federal and state taxable income, if any, through 2023.
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
A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years ended on those dates follows:

	For the Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	376,800	$12.00	256,500	$12.00	139,500	$12.00
Granted	258,100	14.91	129,000	12.00	129,000	12.00
Exercised	(67,934)	12.00	—	12.00	—	12.00
Forfeited	(22,600)	12.00	(8,700)	12.00	(12,000)	12.00

Outstanding, end of year	544,366	$13.38	376,800	$12.00	256,500	$12.00

Options Exercisable, end of year	236,207		223,000		145,000

Weighted-Average fair value of options granted during the year	$1.48		$1.79		$2.21

The stock options outstanding at December 31, 2005 had a weighted average remaining contractual life of approximately 8.5 years.
All options to employees vest at the rate of 20% per year commencing on the grant date except for options to purchase 28,534 and 6,534 common shares issued to Messrs. Klipsch and Farrar, respectively, on August 16, 2002, 50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 21,466 common shares issued to both Messrs. Klipsch and Farrar on August 16, 2002, 8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years. Also excluded for the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 5, 2003 of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date. Also excluded from the 20% per year vesting are options to purchase 50,000 common shares issued to Messrs. Klipsch and Farrar on August 1, 2004, of which 50% vested on the date of grant and 50% vest on the first anniversary of the grant date.
Options to trustees vest at the rate of 50% per year commencing on the first anniversary of the grant date except for options to purchase 6,000 shares issued to trustees on August 16, 2002 which were 100% vested on the grant date.
From time to time, the Company awards restricted common shares under the Company’s stock incentive plan to trustees, executive officers and employees, which generally vest over one to eight years provided they remain in continuous employment with the Company. In the interim, restricted shareholders will receive dividends on the shares. Upon vesting, shares will be certificated. The Company recognizes compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, adjusted for any forfeiture. In 2005 and 2004, 84,250 and 18,000 shares, respectively, of restricted common shares were granted to certain trustees, executive officers and employees. In 2005, 3,000 restricted common shares were forfeited. Deferred compensation expense for the years ended December 31, 2005 and 2004, was approximately $0.3 million and $0.02 million, respectively. The weighted average grant fair value per share granted during 2005 and 2004, was $14.74 and $12.98, respectively. Under these awards, 99,250 shares were outstanding, of which 81,550 were unvested, as of December 31, 2005.
The shares for board members vest on the first anniversary of the date of grant while the shares for employees vest over three years (1/3 on each anniversary) provided that they remain in the continuous full-time employ of the Company. In the interim restricted shareholders will receive dividends on the shares. Upon vesting, shares will be certificated. The amount of compensation cost was based upon the fair market value of the shares at date of grant and is amortized on a straight-line basis over the vesting period after amounts that vest immediately are expensed.
11. RETIREMENT PLAN
The Company has a 40l(k) retirement plan. New employees must be employed for six consecutive months before becoming eligible for semiannual enrollment. The Company contributes a matching contribution equal to 50% of employee contributions. The maximum amount of matching contributions paid by the Company is 3% of the employee’s salary which vests 20% per year. Total contributions for the year ended December 31, 2005, 2004 and 2003 amounted to approximately $0.04 million, $0.02 million and $0.03 million respectively.
12. LEASING
The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.
At December 31, 2005, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows:

2006	$61,836
2007	56,367
2008	45,331
2009	37,891
2010	33,748
Thereafter	186,313

$421,486

The Company has entered into fourteen ground leases as lessee in connection with its real estate portfolio. In addition, the Company has entered into leases for certain office space and office equipment.
The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

2006	$935
2007	922
2008	907
2009	806
2010	641
Thereafter	17,344

$21,555

Total rental expense for all operating leases was approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

13. SEGMENT REPORTING
The Company is engaged in two operating segments: the ownership and rental of specialty medical facilities (“Rental Operations”), and the providing of various real estate services such as third-party facility planning, project management, medical equipment planning and implementation services and related activities through its taxable REIT subsidiary, HADC (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.
To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets.
The Company assesses and measures segment operating results based on an industry performance measure referred to as Funds From Operations (“FFO”). The National Association of Real Estate Investment Trusts defines FFO as net income or loss, excluding gains or losses from sales of depreciated operating property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. The Company believes that FFO is helpful in understanding the Company’s operating performance in that FFO excludes depreciation and amortization expense on real estate assets. The Company believes that GAAP historical cost depreciation of real estate assets is generally not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The revenues and FFO for each of the reportable segments for the years ended December 31, 2005, 2004 and 2003, and the assets for each of the reportable segments as of December 31, 2005, 2004 and 2003, and the reconciliation of consolidated FFO to net income available for common shareholders, are summarized as follows:
REVENUES FOR SEGMENTS

	For the Years Ended December 31,
	2005	2004	2003
REVENUES
Rental Operations:
Rental Income	$47,720	$30,074	$13,653
Service Operations:
Development and Project Management Fees	2,134	1,849	3,661

Consolidated Revenue from Continuing Operations	49,854	31,923	17,314
Consolidated Revenue from Discontinued Operations	51	766	376

Consolidated Revenue	$49,905	$32,689	$17,690

FFO FOR SEGMENTS

	For the Year Ended December 31,
	2005	2004	2003
FUNDS FROM OPERATIONS
Rental Operations	$33,318	$21,154	$11,312
Service Operations	123	140	(459)

Total Segment FFO	33,441	22,294	10,853

Non Segment FFO:
Interest Income (Expense), net	(12,674)	(8,137)	(3,302)
General and Administrative Expenses	(4,275)	(3,276)	(2,694)
Other Expenses	(178)	(129)	(250)
Loss on abandoned Due Diligence	—	—	(209)
Interest Rate Swap	65	308	142
Income Tax (Expense) Benefit	(49)	(56)	144
Minority Interest in Net Income	(205)	(161)	(109)
Minority Interest Share of Depreciation and Amortization	(299)	(247)	(216)
Dividends on Preferred Shares	(1,995)	—	—

Consolidated FFO	13,831	10,596	4,359

Depreciation and Amortization	(11,362)	(6,790)	(3,327)

Minority Interest Share of Depreciation and Amortization	299	247	216

Net gain on sale of discontinued operations	1,250	—	—

Net Income Available for Common Shareholders	$4,018	$4,053	$1,248

ASSETS FOR SEGMENTS

(All amounts in thousands)	December 31,
	2005	2004
Assets
Rental Operations	$686,906	$313,168
Service Operations	694	991

Total Segment Assets	687,600	314,159
Non-Segment Assets	14,836	10,815

Consolidated Assets	$702,436	$324,974

14. Shareholders’ Equity
We periodically access the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
On March 15, 2005, the Company completed an offering of 1,700,000 (plus an additional 253,500 shares to cover the over-allotments) common shares at an offering price of $13.91 per share. The net proceeds of this offering, after deducting placement agent fees and estimated offering expenses, were approximately $22.2 million (plus $3.3 million for the over-allotment). The Company used the proceeds of this offering primarily to repay outstanding indebtedness and the Company’s secured revolving credit facility and for working capital purposes.
On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (DRIP) to include a direct stock purchase feature. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time in the future. During 2005, the Company sold approximately 565,000 shares under this plan and received proceeds of approximately $8.0 million as a result.
On June 30, 2005, the Company issued and sold 2,100,000 shares of 7.5% Series A Cumulative Preferred Shares. The net proceeds from the offering were approximately $51.1 million, after placement fees and expenses, and were used to repay indebtedness, for general corporate purposes, to pay a portion of the purchase price for one medical office property acquired on July 14, 2005, and to fund future acquisitions. Each Series A preferred share is convertible by the holder into the Company’s common shares of beneficial interest at a conversion price of $15.75, equivalent to a conversion rate of 1.5873 common shares per Series A preferred share. The Series A preferred shares have no stated maturity and are not subject to any sinking fund or mandatory redemption, but may be redeemed by the Company at a price of $25.00 per share, plus any accrued but unpaid dividends, beginning on June 30, 2010. The Series A preferred shares require cumulative distributions.
On September 12, 2005, the Company’s registration statement to issue and sell 1,200,000 of common shares from time to time in “at the market” equity offerings was declared effective by the SEC. During the year ended December 31, 2005, the Company issued and sold 66,800 common shares and received net proceeds of approximately $1.0 million as a result.
On November 22, 2005, the Company completed an offering of 3,000,000 common shares at an offering price of $14.10 per share. The net proceeds of this offering, after deducting placement agent fees and other offering expenses, were approximately $40.7 million. The Company used the proceeds of this offering primarily to fund a portion of the purchase prices of a multi-property portfolio acquired in the second half of the fourth quarter of 2005.
15. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123,” Accounting for Stock Based Compensation,” (“SFAS 123”). In April 2005, the SEC delayed the effective date on SFAS No. 123 (R) from July 2005 to January 2006. The Company will adopt SFAS No. 123 (R) effective as of January 1, 2006. The adoption of 123 (R) will not have a material impact on earnings per share.
In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”), was issued for all fiscal years ending after December 15, 2005. This is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations and is effective. Upon evaluation, the Company has determined that the adoption of FIN 47 did not have a material impact on its financial statements.
In June 2005, the Financial Accounting Standards Board (“FASB”) FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all prexisting limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies, that have governing provisions that are the functional equivalent of a limited partnership. The Company has consolidated a limited partnership in which it was the sole general partner and the limited partners did not have substantial participating rights or substantial kickout rights.
16. SUBSEQUENT EVENTS
On January 30, 2006, the Company borrowed an additional $7.0 million under its commitment for a $20 million unsecured bridge loan with KeyBank National Association. On January 30, 2006, the lenders’ obligation to fund loan requests under the bridge loan terminated. As of January 30, 2006, the Company had approximately $17.0 million of outstanding indebtedness under the bridge loan. The additional $7.0 million loan bears interest at a rate of LIBOR plus 3.0% or the lender’s base rate plus 1.75% (7.58% at January 30, 2006).

On March 3, 2006, the Company entered into three purchase agreements to acquire three medical office properties. Two of the properties are located in Houston, Texas, and the third is located in San Antonio, Texas. The three properties total approximately 231,530 rentable square feet. The total aggregate price for the three properties is approximately $81.3 million, subject to certain customary closing adjustments and other allocations. There can be no assurances that the Company will close any, or all, of these acquisitions in a timely manner or at all.
The Company expects to fund the purchase price with cash drawn from the Company’s second amended and restated senior secured revolving lines of credit, mortgage financing to be placed on the properties at the time of acquisition and units of limited partnership interest (“Units”) of the Operating Partnership. The Company expects to issue a total of 470,558 Units with an initial aggregate value of approximately $5.6 million (the “Unit Value”) based on a price per Unit of $15.00. Each of the Sellers represented in the Purchase Agreements that it qualified as an “accredited investor” as that term is defined in Rule 501(a) of the Securities Act of 1933, as amended (the “Securities Act”), and the Units will be issued pursuant to certain exemptions from registration, including, without limitation, the exemptions provided by Rule 506 of Regulation D under the Securities Act and by Section 4(2) of the Securities Act.
If the five-day average closing price of the Company’s common shares, as reported by the NYSE, on the date immediately preceding the closing of the properties acquisition is less than $12.00 per share, then the Partnership will not issue Units. In this event, the Company will issue a note to the Sellers having an aggregate value equal to the Unit Value. The note will be payable within 30 days of the closing, without interest.

SELECTED QUARTERLY FINANCIAL INFORMATION
(All amounts in thousands except per share data)
(Unaudited)
Quarter Ended

	December	September	June	March	December	September	June	March
	31, 2005	30, 2005	30, 2005	31, 2005	31, 2004	30, 2004	30, 2004	31, 2004
Corporate and Rental Operations:

Revenues	$16,310	$11,950	$10,060	$9,400	$9,359	$7,549	$6,836	$6,330

General and administrative expense	1,199	1,056	1,031	989	971	839	765	701

Income from corporate and rental operations (before dividends and discontinued operations)	1,085	1,529	1,185	1,050	1,319	942	1,122	809

Service Operations (HADC):

Revenues	366	523	608	637	617	246	465	520

General and administrative expense	178	158	221	128	184	36	122	89

Income (Loss) from service operations (after taxes)	(34)	26	14	68	68	52	(17)	(20)

Consolidated net income available for common shares	$85	$524	$1,148	$2,261	$1,280	$909	$1,083	$781

Basic and diluted income per common share	$0.01	$0.04	$0.08	$0.19	$0.11	$0.09	$0.11	$0.08

Weighted average common shares	15,159	13,771	13,666	11,885	11,608	9,965	9,948	9,948

Weighted average common shares diluted	15,561	14,175	14,054	12,288	12,013	10,332	10,307	10,307

(All amounts in thousands)			Initial Cost			Gross Book Value as of December 31, 2005
		Mortgage			Cost
		Balances as of			Capitalized
		December 31,			Subsequent to	Land/Land	Building
Property	Type	2005 (1)	Land	Building	Acquisition	Improvements	Value	Total
310 Building (1)	Medical Office Building	$—	$591	$5,246	$290	$591	$5,536	$6,127
Aberdeen I	Medical Office Building	4,975	713	6,423	—	713	6,423	7,136
Aberdeen II	Medical Office Building	4,463	810	7,291	—	810	7,291	8,101
Atrium Office Park (4 Buildings)	Commercial Office Park	10,652	1,436	12,923	—	1,436	12,923	14,359
Biltmore Medical Mall	Medical Office Building and Ambulatory Surgery Center	31,854	—	42,566	227	—	42,793	42,793
Central Medical Park (9 Buildings)	Medical Office Building	8,138	1,509	12,374	98	1,509	12,472	13,981
Columbia Medical Plaza	Medical Office Building	6,585	—	10,540	—	—	10,540	10,540
Congress Professional Center II	Medical Office Building	3,303	623	5,609	—	623	5,609	6,232
Cooper Voorhees Medical Mall (3 Buildings)	Medical Office Building and Ambulatory Surgery Center	22,100	3,217	28,603	—	3,217	28,603	31,820
Coral Springs Surgical Center	Medical Office Building	3,298	757	6,850	—	757	6,850	7,607
Desert Professional Plaza	Medical Office Building	6,808	—	9,530	—	—	9,530	9,530
Edinburg Regional Medical Plaza	Medical Office Building	6,479	1,102	9,924	—	1,102	9,924	11,026
Elm Street Professional Plaza	Medical Office Building	9,002	1,298	10,974	404	1,298	11,378	12,676
Foundation Medical Tower (2)	Medical Office Building	15,502	3,808	20,060	—	3,808	20,060	23,868
Foundation Surgical Hospital and Land (2)	Specialty Hospital	19,532	3,848	32,547	—	3,848	32,547	36,395
G & L Raines Children’s Pavilion (Northside)	Medical Office Building	8,020	—	7,220	—	—	7,220	7,220
Gateway East Medical Office Buildings (3 Buildings)	Medical Office Building	5,801	796	7,627	125	827	7,752	8,579
JFK Medical Pavilion I at Palm Springs	Medical Office Building	3,000	445	4,012	—	445	4,012	4,457
John’s Creek I (3 Buildings)	Medical Office Building	3,590	549	5,020	—	549	5,020	5,569
John’s Creek II (3 Buildings)	Medical Office Building	—	548	4,637	—	548	4,637	5,185
John’s Creek III (2 Buildings)	Medical Office Building	—	423	3,626	—	423	3,626	4,049
Lake Mead Medical Arts Pavilion	Medical Office Building	6,586	—	8,289	—	—	8,289	8,289
Lakewood Medical Pavilion	Medical Office Building	6,500	—	9,949	—	—	9,949	9,949
Los Gatos Medical Pavilion	Medical Office Building	12,571	—	17,632	—	—	17,632	17,632
Medical Arts Center (Fayetteville)	Medical Office Building	3,576	554	4,607	—	554	4,607	5,161
Methodist Medical Building	Medical Office Building	5,296	—	9,225	125	—	9,350	9,350
Mount Vernon Medical Center	Medical Office Building	14,569	2,228	21,585	268	2,232	21,853	24,085
OrthoLink — East/West Medical Center	Medical Office Building and
	Ambulatory Surgery Center	4,607	658	5,979		658	5,979	6,637
OrthoLink — Gwinnett Center for Specialty Medicine I	Ambulatory Surgery Center	4,894	743	6,318	—	743	6,318	7,061
OrthoLink — Gwinnett Center for Specialty Medicine II	Medical Office Building	2,546	342	2,825		342	2,825	3,167
Osler Medical Arts Pavilion	Medical Office Building	2,091	376	3,390	—	376	3,390	3,766
Palm Court Plaza and Professional Center (2 Buildings)	Medical Office Building	14,835	—	24,416	—	—	24,416	24,416
Park Medical Center	Medical Office Building	3,772	559	5,223	188	559	5,411	5,970
Partell Medical Center	Medical Office Building	4,841	1,333	6,318	100	1,333	6,418	7,751
Professional Center III	Medical Office Building	3,573	537	4,837	—	537	4,837	5,374
Professional Center IV	Medical Office Building	2,927	465	4,185	—	465	4,185	4,650
Professional Center V	Medical Office Building	2,757	—	5,790	—	—	5,790	5,790
Rush Copley Medical Office Building (3)	Medical Office Building	—	661	5,226	—	661	5,226	5,887
Rush Copley Medical Office Center at Fox Valley	Medical Office Building	—	380	3,434	—	380	3,434	3,814
Saint Mary’s Pavilion (Southside)	Medical Office Building	7,397	—	8,354	—	—	8,354	8,354
Santa Anita Medical Plaza	Medical Office Building	10,975	2,054	18,498	—	2,054	18,498	20,552
Sierra Health Services (4 Buildings)	Outpatient Treatment and Diagnostic Facility	8,643	3,924	33,464	10	3,924	33,474	37,398
Sierra Providence Eastside Center	Medical Office Building and Ambulatory Surgery Center	11,237	—	16,210	—	—	16,210	16,210
Southpointe Medical Center	Medical Office Building and Ambulatory Surgery Center	9,953	1,207	10,864	—	1,207	10,864	12,071
Stone Oak Physicians Plaza (2 Buildings)	Medical Office Building	6,960	1,102	10,512	10	1,236	10,522	11,758
Tomball Professional Atrium Building	Medical Office Building	3,151	513	4,403	418	539	4,821	5,360
Trinity West Medical Plaza	Medical Office Building	—	—	7,021	2	—	7,023	7,023
Union City Medical & Surgery Center	Medical Office Building	—	840	9,878	—	840	9,878	10,718
Union City Land	Ambulatory Surgery Center	406	409	—	—	409	—	409
Urology Center of Florida	Ambulatory Surgery Center/
	Physician Group Clinic	—	486	4,212	—	486	4,212	4,698
Urology Center of the South	Ambulatory Surgery Center/
	Physician Group Clinic		2,640	7,625	222	2,640	7,847	10,487
Wellington Medical Arts Pavilion	Medical Office Building	7,686	—	11,083	—	—	11,083	11,083
West Boca Medical Arts Pavilion II	Medical Office Building	14,926	—	17,876	—	—	17,876	17,876
West Pearland Professional Center I	Medical Office Building	2,576	381	3,637	—	382	3,637	4,019
West Pearland Professional Center II	Medical Office Building	1,832	438	3,804	5	438	3,809	4,247
West Tower at Doctors Hospital	Medical Office Building	16,798	—	20,160	—	—	20,160	20,160
Winn Way	Medical Office Building	1,252	180	1,419	118	180	1,537	1,717
Workplace Professional Center I	Medical Office Building Building and Professional Office	7,846	977	8,798	—	977	8,798	9,775
Yorkville Medical Office Building	Medical Office Building	—	271	2,301	—	271	2,301	2,572

		$380,681	$46,731	$602,949	$2,610	$46,927	$605,559	$652,486

(1)	This property secures a $3 million line of credit.

(2)	Includes FSA Land and Construction balance in Mortgage column

(3)	This property secures a $4 million line of credit.

(Accumulated Depreciation in thousands)

		Year
	Accumulated	Constructed/	Year	Depreciable
Development	Depreciation	Renovated	Acquired	Life
310 Building	$362	1986	2003	40 Years

Aberdeen I	19	1993	2005	40 Years
Aberdeen II	16	1995	2005	40 Years

Atrium Office Park (4 Buildings)	50	1996	2005	40 Years

Biltmore Medical Mall	1,386	1998	2004	40 Years

Central Medical Park (9 Buildings)	430	1980-1998	2004	40 Years

Columbia Medical Plaza	21	1995	2005	40 Years

Congress Professional Center II	15	1997	2005	40 Years

Cooper Voorhees Medical Mall (3 Buildings)	1,369	1997	2004	40 Years

Coral Springs Surgical Center	330	1993	2004	40 Years

Desert Professional Plaza	15	1998	2005	40 Years

Edinburg Regional Medical Plaza	34	1996	2005	40 Years

Elm Street Professional Plaza	560	1991	2003	40 Years

Foundation Medical Tower	94	2005	2005	40 Years

Foundation Surgical Hospital	37	2005	2005	40 Years

G & L Raines Children’s Pavilion (Northside)	22	1993	2005	40 Years

Gateway East Medical Office Buildings (3 Buildings)	524	1982	2003	40 Years

JFK Medical Pavilion I at Palm Springs	14	1993	2005	40 Years

John’s Creek I (3 Buildings)	83	1998	2005	40 Years
John’s Creek II (3 Buildings)	97	2001	2005	40 Years
John’s Creek III (2 Buildings)	76	2003	2005	40 Years

Lake Mead Medical Arts Pavilion	39	2000	2005	40 Years

Lakewood Medical Pavilion	140	1993-1994	2005	40 Years

Los Gatos Medical Pavilion	249	1993-1994	2005	40 Years

Medical Arts Center (Fayetteville)	27	1999	2005	40 Years

Methodist Medical Building	475	1990	2003	40 Years

		Year
	Accumulated	Constructed/	Year	Depreciable
Development	Depreciation	Renovated	Acquired	Life
Mount Vernon Medical Center	$1,415	1992	2003	40 Years

OrthoLink — East/West Medical Center	222	1999	2004	40 Years
OrthoLink — Gwinnett Center for Specialty Medicine I	239	2001	2004	40 Years
OrthoLink — Gwinnett Center for Specialty Medicine II	106	2002	2004	40 Years

Osler Medical Arts Pavilion	12	1997	2005	40 Years

Palm Court Plaza and Professional Center (2 Buildings)	344	1983-1985	2005	40 Years

Park Medical Center	448	1988	2002	40 Years

Partell Medical Center	499	1991	2002	40 Years

Professional Center III	9	1993	2005	40 Years
Professional Center IV	8	1996	2005	40 Years
Professional Center V	17	1996	2005	40 Years

Rush Copley Medical Office Building	314	1996	2003	40 Years

Rush Copley Medical Office Center at Fox Valley	45	1989	2005	40 Years

Saint Mary’s Pavilion (Southside)	25	1991	2005	40 Years

Santa Anita Medical Plaza	40	1984	2005	40 Years

Sierra Health Services (4 Buildings)	2,810	1982/1985/1998	2002	40 Years

Sierra Providence Eastside Center	82	1997	2005	40 Years

Southpointe Medical Center	42	1995	2005	40 Years

Stone Oak Physicians Plaza (2 Buildings)	686	1999/2000	2003	40 Years

Tomball Professional Atrium Building	368	1982	2003	40 Years

Trinity West Medical Plaza	337	1997	2004	40 Years

Union City Medical & Surgery Center	115	1998-2000	2005	40 Years

Urology Center of Florida	277	1991	2003	40 Years

Urology Center of the South	653	2002	2002	40 Years

Wellington Medical Arts Pavilion	14	2002	2005	40 Years

West Boca Medical Arts Pavilion II	35	1995	2005	40 Years

West Pearland Professional Center I	235	2000	2003	40 Years
West Pearland Professional Center II	119	2002	2004	40 Years

		Year
	Accumulated	Constructed/	Year	Depreciable
Development	Depreciation	Renovated	Acquired	Life
West Tower at Doctors Hospital	$60	1995	2005	40 Years

Winn Way	122	1971/1998	2003	40 Years

Workplace Professional Center I	26	2001	2005	40 Years

Yorkville Medical Office Building	30	1980	2005	40 Years

TOTAL PORTFOLIO	$16,238

	Gross Real Estate Asset				Accumulated Depreciation
	2005	2004		2003	2005	2004	2003
Balance at beginning of year	$283,659	$158,219	(1)	$61,086	$7,741	$2,740	$407

Acquisitions/Buildings & Land	373,719	125,440		97,133	—	—	—

Dispositions/Retirements (1)	(4,892)	—		—	—	—	—

Depreciation/Amortization Expense	—	—		—	8,497	5,001	2,333

Balance at end of year	$652,486	$283,659		$158,219	$16,238	$7,741	$2,740

(1)	Includes property held for sale of $4,892.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.01	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.02	Articles Supplementary of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A12B filed on June 29, 2005).

3.03	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.04	Form of First Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).

3.05	Schedule 4.02-1 to the First Amended and Restated Agreement of Limited Partnership of Windrose Medical Properties, L.P. Designating the 7.5% Series A Cumulative Convertible Preferred Units (incorporated by reference to Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.01	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (Registration No. 333-89186) filed on August 8, 2002).

4.02	Form of 7.5% Series A Cumulative Convertible Preferred Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2005).

4.03	Form of Warrant (incorporated by reference to Exhibit 4.02 to the Registrant’s Registration Statement on Form S-3 (File No. 333-108659) filed on September 10, 2003).

10.01	Purchase Agreement, dated as of March 2, 2006, by and between Medistar Herman Drive Medical Center, Ltd. and Windrose Genesis Park, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.02	Purchase Agreement, dated as of March 2, 2006, by and between E1-PV, L.P. and Rose Hill Meadows, Ltd., and Windrose Pecan Valley, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.03	Purchase Agreement dated March 2, 2006 between Medistar Webster Medical Center, Ltd. and Windrose Webster Medical Center, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 7, 2006).

10.05	Change in Control Severance Agreement dated February 3, 2006 between the Registrant, Windrose Medical Properties, L.P. and Daniel R. Loftus (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 7, 2006).†

10.06	Deferred Compensation Plan dated January 1, 2006 of the Registrant.*†

10.07	Bridge Loan Agreement dated December 6, 2005 by and among Windrose Medical Properties, L.P., the Registrant, KeyBank National Association, individually and as agent, and the other lending institutions that may become parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).

Exhibit
Number	Exhibit Description
10.08	Unconditional Guaranty of Payment and Performance dated December 6, 2005, by and between Windrose Medical Properties Trust and KeyBank National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).

10.09	Second Amended and Restated Secured Revolving Credit Agreement, dated as of September 30, 2005, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 6, 2005).

10.10	Second Amended and Restated Guaranty, dated as of September 30, 2005, made by the Registrant to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 6, 2005).

10.11	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire, L.P.) (incorporated by reference to Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2005).

10.12	Amended and Restated Secured Construction Loan Facility with the Huntington National Bank, LaSalle Bank National Association and KeyBank National Association, dated July 11, 2005 (WMPT Bellaire POB, L.P.) (incorporated by reference to Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-Q filed on July 9, 2005).

10.13	Employment Agreement dated February 21, 2005 between Windrose Medical Properties L.P., the Registrant and Fred S. Klipsch (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).†

10.14	Employment Agreement dated February 21, 2005 between Windrose Medical Properties L.P., the Registrant and Frederick L. Farrar (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).†

10.15	2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

10.16	Form of Overhead Sharing Agreement between Windrose Medical Properties, L.P. and Klipsch Audio, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11/A (File 333-89186) filed on July 3, 2002).

10.17	Form of Change in Control Severance Agreement between the Registrant, Windrose Medical Properties, L.P. and Fred S. Klipsch (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

10.18	Form of Change in Control Severance Agreement between the Registrant, Windrose Medical Properties, L.P. and Frederick L. Farrar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 23, 2002).†

10.19	Subordinated Promissory Note dated June 28, 2002 from Windrose International, L.L.C. to Fred S. Klipsch (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).†

Exhibit
Number	Exhibit Description
10.20	Subordinated Promissory Note dated May 11, 2002 from Windrose International, L.L.C. to Klipsch Audio, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.21	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Robin P. Barksdale (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.22	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Frederick L. Farrar (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002). †

10.23	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Fred S. Klipsch (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).†

10.24	Promissory Note dated May 1, 1999 from Hospital Affiliates Development Corporation to Athena Development (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.25	Subordinated Promissory Note dated May 11, 2002 from Windrose International L.L.C. to Charles Lanham (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

10.26	Promissory Note payable by Alliance Design Group to Hospital Affiliates Development Corporation (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-89186) filed on July 25, 2002).

11.01	Statement Regarding Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8, Note 2 to the Consolidated Financial Statements and is omitted pursuant to Item 601(b)(11) of Regulation S-K).

12.01	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.*

21.01	List of Subsidiaries of the Registrant.*

23.01	Consent of KPMG LLP.*

31.01	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

Exhibit
Number	Exhibit Description
31.02	Rule 13a-14(a)/15d-14(a) Certification of the Chief Operating Officer.*

31.03	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32.01	Section 1350 Certification of the Chief Executive Officer.*

32.02	Section 1350 Certification of the Chief Operating Officer.*

32.03	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan.

E-4