Form 10-Q
period 2006-03-31
WINDROSE MEDICAL PROPERTIES TRUST
filed 2006-05-09
CIK 1173942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
NONE
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one)
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, there were 20,356,927 common shares of beneficial interest, $0.01 par value per share, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period
Ended March 31, 2006

PART I — FINANCIAL INFORMATION	1
ITEM 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	1
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	2
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	3
Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2006 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4. Controls and Procedures	25
PART II — Other Information	26
ITEM 1. Legal Proceedings	26
ITEM 1A. Risk Factors	26
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3. Defaults Upon Senior Securities	26
ITEM 4. Submission of Matters to a Vote of Security Holders	26
ITEM 5. Other Information	26
ITEM 6. Exhibits	26
Signatures
Exhibit Index
EX-3.1 Amended and Restated Declaration of Trust
EX-3.2 Articles Supplementary to the Amended and Restated Declaration Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 Par Value Per Share

EX-3.3 Bylaws of the Company
EX-4.1 Form of Common Share Certificate
EX-4.2 Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 Par Value Per Share
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE COO
EX-31.3 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE COO
EX-32.3 SECTION 906 CERTIFICATION OF THE CFO

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2006
	(Unaudited)	December 31, 2005
ASSETS

REAL ESTATE INVESTMENTS:
Land and land improvements	$46,913	$46,927
Buildings and tenant improvements	606,399	605,559
Construction in progress	1,442	1,610
Acquired lease intangibles	36,489	36,841

Gross real estate investments	691,243	690,937

Accumulated depreciation	(20,042)	(16,238)
Accumulated lease intangible amortization	(8,576)	(6,858)

Accumulated depreciation and amortization	(28,618)	(23,096)

NET REAL ESTATE INVESTMENTS	662,625	667,841

Cash and cash equivalents	15,024	12,014
Prepaid expenses	1,118	979
Receivables on construction and consulting contracts	333	181
Receivables from tenants, net of allowance of $644 and $597	1,921	2,057
Revenues in excess of billings	100	18
Straight-line rent receivable, net of allowance of $20 and $16	6,224	5,071

Deferred financing fees, net of accumulated amortization of $2,398 and $2,210	3,275	2,383
Investment in Windrose Capital Trust I	1,000	—
Escrow deposits and other assets	14,273	11,892

TOTAL ASSETS	$705,893	$702,436

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured debt	$386,884	$425,147
Liability to subsidiary trust issuing preferred securities	51,000	—
Unsecured debt	—	10,000
Billings in excess of revenues earned	122	23
Accounts payable and accrued expenses	8,250	8,545
Consulting and construction payables	37	3,360
Tenant security deposits and prepaid rents	6,740	6,900
Other liabilities	4,253	4,483

TOTAL LIABILITIES	457,286	458,458

Minority interest	5,830	5,813

SHAREHOLDERS’ EQUITY

Preferred Shares of Beneficial Interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 shares issued and outstanding (liquidation preference $52,500)	21	21

Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 17,951,924 shares and 17,379,162 and outstanding at March 31, 2006 and 2005, respectively	180	174
Additional paid in capital	260,609	253,460
Accumulated other comprehensive income	56	(12)
Deferred stock compensation	—	(1,182)
Distributions in excess of net income	(18,089)	(14,296)

TOTAL SHAREHOLDERS’ EQUITY	242,777	238,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$705,893	$702,436

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
RENTAL OPERATIONS:
Rental revenues from continuing operations	$21,207	$9,510

Operating expenses:
Property taxes	1,515	835
Property operating expenses	4,355	1,963
Depreciation and amortization	5,113	2,117

Total operating expenses	10,983	4,915

Income from continuing rental operations	10,224	4,595

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	457	637

Expenses:
Cost of sales and project costs	370	391
General and administrative expenses	123	128

Income (loss) from service operations	(36)	118

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	1,518	989

Operating income	8,670	3,724

OTHER INCOME (EXPENSES):
Interest income	35	11
Interest (expense)	(7,346)	(2,659)
Gain (loss) on interest rate swap	—	69
Other income (expense)	(77)	(37)

Total other income (expense)	(7,388)	(2,616)

Income before income taxes and minority interest	1,282	1,108

Income tax (expense) benefit	14	(50)

Income before minority interest	1,296	1,058

Minority interest in income of common unit holders and other subsidiaries	(135)	(38)

Net income from continuing operations	1,161	1,020

Net income from discontinued operations, net of minority interest	—	26

Net gain on sale of discontinued operations, net of minority interest	—	1,215

Income from discontinued operations	—	1,241

Net income	1,161	2,261

Dividends on preferred shares	971	—

Net income available to common shareholders	$190	$2,261

Net income from continuing operations per common share:
Basic and diluted	$0.01	$0.09

Net income from discontinued operations per common share:
Basic and diluted	—	0.10

Net income per common share:
Basic and diluted	$0.01	$0.19

Weighted average number of common shares outstanding	17,539	11,885

Weighted average number of common and dilutive potential common shares	17,943	12,288
See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$1,161	$2,261

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	5,113	2,117
Rental income associated with above (below) market leases	334	76
Deferred income taxes	(14)	46
Deferred compensation expense	118	47
(Gain) loss on interest rate swap	—	(69)
Amortization of deferred financing fees	302	151
Amortization of fair value of debt adjustment	(140)	(212)
Minority interest in earnings	135	75
Gain on sale of real estate	—	(1,250)
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(152)	(109)
Straight line rent receivable	(1,174)	(456)
Receivables from tenants	273	(150)
Interest rate swap liability	—	(162)
Revenue earned in excess of billings	(82)	(73)
Billings in excess of revenues earned	99	39
Other accrued revenue and expenses	(265)	(1,282)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,708	1,049

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,190)	(711)
Deposits on potential acquisitions	(1,196)	(68)
Acquisition of real estate investments	—	(9,603)
Development projects	(3,159)	(7,160)
Deferred leasing costs	(105)	(80)
Other deferred costs and other assets	(580)	(317)
Proceeds from sale of real estate	—	6,385
Investment in Windrose Capital Trust I	(1,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,230)	(11,554)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on indebtedness	(6,428)	(699)
Draws on line of credit	6,000	12,150
Paydowns on line of credit	(38,650)	(28,035)
Proceeds from mezzanine debt	—	656
Proceeds from trust preferred financing	50,185	—

	Three Months Ended March 31,
	2006	2005
Proceeds from bridge loan	7,000	—
Paydowns on bridge loan	(17,000)	—
Proceeds from construction debt	—	2,366
Paydowns on construction debt	(35,033)	—
Proceeds from mortgage debt	36,000	—
Cash dividends to common shareholders	(3,984)	(2,631)
Cash dividends to preferred shareholders	(1,003)	—
Cash distributions to minority interest	(157)	(83)
Deferred financing costs	(398)	(18)
Proceeds from issuance of common shares, net	8,000	26,261

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,532	9,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,010	(538)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,014	9,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,024	$8,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $0 and $249 for the three months ended March 31, 2006 and 2005, respectively	$6,984	$2,962

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$—	$66

Reallocation of minority interest	$39	$150

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2006
(Unaudited)

					ADDITIONAL	DISTRIBUTIONS	OTHER	DEFERRED	TOTAL
	PREFERRED SHARES		COMMON SHARES		PAID-IN	IN EXCESS OF	COMPREHENSIVE	STOCK	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	NET INCOME	INCOME (LOSS)	COMPENSATION	EQUITY (DEFICIT)
BALANCES AT DECEMBER 31, 2005	2,100	$21	17,379	$174	$253,460	$(14,296)	$(12)	$(1,182)	$238,165

Comprehensive income:
Net Income	—	—	—	—	—	1,161	—	—	1,161
Distributions to preferred shareholders	—	—	—	—	—	(971)	—	—	(971)
Gain on interest rate swap	—	—	—	—	—	—	68	—	68

Comprehensive income available for common shareholders									258

Reallocation of minority interest	—	—	—	—	(39)	—	—	—	(39)
Issuance of common shares, net of offering costs	—	—	572	6	8,254	—	—	—	8,260
Stock-based compensation	—	—	1	—	(1,065)	—	—	1,182	118
Distributions to common shareholders	—	—	—	—	—	(3,983)	—	—	(3,983)

BALANCES AT MARCH 31, 2006	2,100	$21	17,952	$180	$260,609	$(18,089)	$56	$—	$242,777

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
     The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (the “Company”) without audit, except for the condensed consolidated balance sheet as of December 31, 2005, which was derived from audited consolidated financial statements. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The preparation of the interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
2. THE COMPANY
     The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, ambulatory surgery centers, outpatient treatment and diagnostic facilities, and specialty hospitals and other treatment centers. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owns approximately 98.1% of the Operating Partnership as of March 31, 2006. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its majority-owned subsidiaries.
     The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities (“Service Operations”) through Hospital Affiliates Development Corporation (“HADC”), a wholly-owned taxable REIT subsidiary (“TRS”) of the Operating Partnership.
3. NET INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing basic net income available for common shares by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available for common shares and minority interest in earnings of common unit holders, by the sum of the weighted average number of common shares and common units outstanding and dilutive potential common shares issuable for the period based on the treasury stock method. The common shares issuable upon conversion of the Series A cumulative convertible preferred shares are anti-dilutive (i.e., would increase net income per common share) and, therefore, are not included in the calculation of dilutive potential common shares issuable for the three months ended March 31, 2006.
     The following table reconciles the components of basic and diluted net income per common share (in thousands):

	Three months ended March 31,
	2006	2005
Basic net income available for common shares	$190	$2,261
Minority interest in earnings of common unit holders	4	66

Diluted net income available for common shares	$194	$2,327

Weighted average number of common shares outstanding	17,539	11,885
Weighted average common units outstanding (1)	343	346
Dilutive common shares for options granted	51	57
Dilutive common shares for unvested restricted common shares granted	10	—

Weighted average number of common shares and dilutive potential shares	17,943	12,288

(1)	The outstanding limited partners’ common units in the Operating Partnership included in the diluted earnings per common share calculation have no effect on the earnings per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating earnings per diluted share, the number of shares would increase by the weighted average common units outstanding, and net income would also increase at a proportionate rate, thus there would be no change to diluted earnings per share.
4. STOCK BASED COMPENSATION
     Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common shares that were granted with an exercise price equal to fair market value at the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, would have been amortized to expense over the vesting period of such awards as shown in the following table (in thousands, except per share data):

For the Three
Months Ended
March 31, 2005
Net income available to common shareholders as reported	$2,261
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(26)

Pro forma net income available to common shareholders	$2,235

Basic and diluted net income per common share:
As reported	$0.19
Pro forma	$0.19
     Effective January 1, 2006, the Company has adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2006 includes the compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income was approximately $27,000 lower for the three months ended March 31, 2006 than had the Company continued to account for stock-based employee compensation under APB No. 25. There was no effect on basic and diluted earnings per share as a result of the adoption of SFAS No. 123R. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
Stock Option Plan
     Over time, the Company has utilized various features of its stock-based compensation program, the key components of which are further described below. The primary active stock-based compensation program is the 2002 Stock Incentive Plan. All stock-based compensation programs are administered by the Board of Trustees or its Compensation Committee. The 2002 Stock Incentive Plan, which was approved by the Company’s initial shareholder prior to the completion of the Company’s initial public offering in August 2002, reserves for issuances 0.8 million shares. Pending approval of the Company’s shareholders at its 2006 annual meeting is the authorization of an additional 1.2 million shares.
     The compensation expense for stock options for the three months ended March 31, 2006 was approximately $27,000. All options granted to employees vest ratably in five annual installments commencing on the grant date except for: (1) options to purchase 35,068 common shares issued to executives on August 16, 2002 (50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date); (2) options to purchase 21,466 common shares issued to executives on

August 16, 2002 (8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years); (3) options to purchase 50,000 common shares issued to executives on August 5, 2003 (50% of which vested on the date of grant and 50% of which vested on August 5, 2004); and (4) options to purchase 50,000 common shares issued to executives on August 1, 2004 (50% of which vested on the date of grant and 50% of which vested on August 1, 2005). All stock options granted have a 10 year contractual term.
     Options to trustees vest ratably in two equal annual installments beginning on the first anniversary of the grant date, except for options to purchase 6,000 common shares issued to trustees on August 16, 2002, which were fully vested on the grant date.
     The fair value of the options was determined using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended March 31,
	2006	2005 (1)
Dividend yield	6%	—
Volatility	18.85%	—
Risk-free interest rate of options granted on March 1, 2006 with expected life of seven years	4.45%	—
Expected life of options with one year vesting period	5 years	5 years
Expected life of options with four year vesting period	8 years	7 years
Weighted-average fair value per share of all options granted	$1.36	$1.79

(1)	There were no options granted in the three months ended March 31, 2005.
     The risk-free interest rate assumption is based upon interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The computation of expected volatility for the valuation of stock options granted during the three months ended March 31, 2006 is based on historical volatility. The expected life of employee stock options represents the period the stock options are expected to remain outstanding.
     A summary of the status of the Company’s options as of March 31, 2006, and changes during the three months ended March 31, 2006, follows:

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	Shares	Exercise Price	Contractual Term (years)	(in thousands)
Outstanding, at December 31, 2005	544,366	$13.38
Granted	6,500	14.84
Exercised	(9,800)	12.00
Forfeited	—	—

Outstanding, at March 31, 2006	541,066	$13.42	8.23	$898

Options exercisable, at March 31, 2006	246,206	$12.68	7.98	$591

Fully-vested options and options expected to vest	496,536	$13.42	8.23	$824

Weighted average fair value of options granted during the period	$1.51

     The total fair value of shares vested was approximately $33,000 and $25,000 for the three months ended March 31, 2006, and 2005, respectively.
     Total unrecognized compensation expense for non-vested restricted shares was approximately $1.1 million as of March 31, 2006. Total unrecognized compensation expense for non-vested stock options was approximately $289,000 as of March 31, 2006.
     The amount of cash received from the exercise of stock options was approximately $118,000 and $678,000 for the three months ended March 31, 2006 and 2005, respectively.
     The intrinsic value of stock options exercised in the first quarter of 2006 was approximately $28,000. The intrinsic values of stock options exercised were based on the closing process of the Company’s common shares on the dates of the exercise.
Restricted Shares
     From time to time, the Company awards restricted common shares under the Company’s stock incentive plan to trustees, executive officers and employees, which generally vest over one to eight years provided they remain in continuous employment with the Company. Shareholders receive dividends on the vested and unvested portions of their restricted common shares. Upon vesting, shares are certificated. The Company recognizes compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, which is adjusted by the estimated forfeiture calculation, in accordance with SFAS No. 123R. In the three months ended March 31, 2006, 1,200 restricted common shares were granted to an executive. These restricted common shares vest ratably in three equal annual installments on October 1, 2006, 2007, and 2008. In the three months ended March 31, 2006, no restricted common shares were forfeited. Deferred compensation expense for restricted common shares for the three months ended March 31, 2006 and 2005 was approximately $90,000 and $46,000, respectively. The weighted average grant fair value per share granted during the three months ended March 31, 2006 was $14.84. Under these awards, 98,150 shares were outstanding, of which 79,300 were unvested, as of March 31, 2006.
     A summary of the status of the Company’s restricted shares as of March 31, 2006, and changes during the three months ended March 31, 2006, follows:

		Weighted Average
	Shares	Grant Date Fair Value
Unvested, at December 31, 2005	82,450	$14.56
Granted	1,200	14.84
Vested	(1,450)	14.47
Unvested Shares Forfeited	—	—

Unvested, at March 31, 2006	82,200	$14.56

5. FINANCIAL INSTRUMENTS
     The Company is exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, the Company may enter into interest rate hedging arrangements from time to time. The Company does not utilize derivative financial instruments for trading or speculative purposes. The Company accounts for derivative instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).
     As of March 31, 2006, the Company had the following interest rate swap contracts that met the criteria of SFAS 133 to qualify for hedge accounting:
•	On March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to effectively fix the rate on loans secured by a hospital and a specialty medical office building, respectively, both located in Bellaire, Texas. The interest rate swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the interest rate swaps were liabilities of approximately $20,000 and approximately $10,000, respectively, as of March 31, 2006.

•	On November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $90,000 as of March 31, 2006.
     In February 2004, the Company entered into an interest rate swap with a notional amount of $23.0 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Voorhees, New Jersey. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. The fair value of the swap was an asset of $160 as of March 31, 2005. The interest rate swap matured during 2005 and was not renewed.
     In addition, an interest rate swap was acquired in connection with the acquisition of the Urology Center of the South, and the debt related to the swap was retired at the time of the acquisition. Therefore, the swap did not qualify for hedge accounting. At the time the associated debt was retired, the breakage fee for the swap was approximately $400,000, and the Company recorded this amount as a liability. This interest rate swap was settled on March 4, 2005 at a price of approximately $200,000, resulting in an additional gain during the first quarter of 2005 of approximately $70,000.
      The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are partially owned by unaffiliated parties that have non-controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of March 31, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $5.1 million, as compared to approximately $200,000 minority interest liability reported in our financial statements for these partnerships.
6. REAL ESTATE INVESTMENTS
     As of March 31, 2006, the Company owned 84 buildings consisting of approximately 3.0 million rentable square feet, which included 78 specialty medical buildings and six commercial office buildings. The Company also owns two undeveloped parcels of land located in Union City, Tennessee and Durham, North Carolina.
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
     The following table illustrates the operations for the three months ended March 31, 2006 and 2005 of a building sold on February 2, 2005 (in thousands):

	Three Months ended March 31,
	2006	2005
Statement of operations:
Revenues	$—	$54
Expenses:
Operating	—	18
Real estate taxes	—	9

Operating income	—	27
Minority interest expense — operating	—	(1)

Income from discontinued operations, before gain on sale	—	26
Gain on sale of property, net of minority interest	—	1,215

Income from discontinued operations	$—	$1,241

7. RELATED PARTIES AND OTHER TRANSACTIONS
     In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.
     The Company, through its Operating Partnership, has an overhead sharing agreement with Klipsch Audio, Inc. The Company’s Chairman and Chief Executive Officer, Fred S. Klipsch, serves as Chairman of the Board of Klipsch Audio, Inc. The Company’s President, Chief Operating Officer and Treasurer, Frederick L. Farrar, served as Executive Vice President of Klipsch Audio, Inc. until 2002 and currently maintains the title of Executive Vice President of, but has no daily responsibilities to, Klipsch Audio, Inc. Under this agreement, Klipsch Audio, Inc. provides the Company with executive office space and certain office support services in exchange for monthly payments of $17,500. The term of this agreement is for one year and renews automatically for an additional year on each anniversary of its effective date unless either party provides notice to the other party 90 days prior to the expiration of the current term. The Company also paid Klipsch Audio, Inc. approximately $10,505 per month to lease office space for certain business units within the Company during 2005. Effective in the second quarter of 2006, the total monthly lease payments will increase to approximately $16,900 per month, reflecting the expansion of the Company into additional office space. The Company also pays approximately $3,000 per month to Klipsch Audio, Inc. for human resources and employee search services. The Company also occasionally uses a private aircraft partially owned by a company affiliated with the Company’s Chairman of the Board and Chief Executive Officer, usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft. The Company also pays this company certain miscellaneous pass through expenses on a monthly basis.
     HADC provides property management services to a third party entity, Sumner Medical Plaza, L.L.C., in which certain of our executive officers, including Messrs. Klipsch, Farrar and McCoin, have an ownership interest. Mr. McCoin, Executive Vice President of the Company, serves as President and Chief Executive Officer of HADC. Mr. Farrar, President, Chief Operating Officer and Treasurer of the Company, also serves as Chairman of the Board of HADC.
     National Healthcare Associates (“NHA”), a consulting firm that is owned by the wife of Mr. McCoin, performs consulting services for HADC. The work performed by NHA is provided at discount billing rates, but contract approval is required from the Company’s Chief Executive Officer and Chief Operating Officer.
8. LEASING
     The following table displays the Company’s portfolio of in-service leases, which contain escalation provisions and provisions requiring tenants to pay their pro rata share of operating expenses. The leases typically include renewal options, and all are classified and accounted for as operating leases.
     At March 31, 2006, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows (in thousands):

Year	Future Minimum Rentals
2006	$62,128
2007	56,487
2008	45,227
2009	37,743
2010	33,604
Thereafter	186,598

Total	$421,787

9. CONCENTRATION OF CREDIT RISK
     Although the Company had no tenant that leased more than 10% of its total rentable square footage as of March 31, 2006, the Company does have a significant number of properties located in two geographic locations. Approximately 23% and 10% of the Company’s rentable square footage is located in Southern Florida (in proximity to West Palm Beach, Florida) and in the Houston, Texas metropolitan area, respectively. Those two locations represented approximately 21% and 11% of the Company’s total rental operations revenue for the three months ended March 31, 2006, respectively. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate markets could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
10. INDEBTEDNESS
Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (6.38% blended rate at March 31, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at March 31, 2006) or a rate equal to prime. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was approximately $5.5 million outstanding as of March 31, 2006.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.13% at March 31, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was approximately $4.0 million outstanding as of March 31, 2006.
Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A.

(“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
Construction Loan Facility
     On March 29, 2006, a subsidiary of the Company repaid amounts totaling approximately $20.8 million of outstanding principal and interest and terminated the $24 million Foundation Hospital Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. In addition, a subsidiary of the Company repaid amounts totaling approximately $16.5 million of outstanding principal and interest and terminated the $18 million Foundation Office Building Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. The outstanding balances were paid in full with the proceeds of a refinancing transaction involving two secured term loans from Charter One, totaling $19 million and $17 million, respectively, which are described above.
Senior Unsecured Bridge Loan
     On March 24, 2006, the Company repaid all outstanding indebtedness under the Bridge Loan Agreement, dated December 6, 2005, totaling approximately $17.1 million. Upon repayment of this indebtedness, the Bridge Loan was terminated.
Trust Preferred Securities
     On March 24, the Company and the Operating Partnership completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”) issued by the Partnership’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. These Trust Preferred Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating Partnership used approximately $17.1 million to repay all outstanding indebtedness under the Bridge Loan Agreement, dated December 6, 2005, by and among the Company, the Partnership, and KeyBank National Association (the “Bridge Loan”). Upon repayment of this indebtedness, the Bridge Loan was terminated.
     In accordance with FASB Interpretation No. 46(R) Consolidated of Variable Interest Entities, the Operating Partnership has not consolidated the Trust, as it is not considered the primary beneficiary.
Mortgage Debt
     The following is a summary of the book value of outstanding mortgage debt, excluding the lines of credit and Trust-Preferred Securities mentioned above, as of March 31, 2006 (in thousands):

March 31, 2006
Fixed rate secured debt, weighted average interest rate of 6.25% at March 31, 2006, maturity dates ranging from 2006 to 2027	$285,750

Variable rate secured swapped debt, interest rate of 4.80% at March 31, 2006, maturity date of 2010	6,500

Variable rate secured debt, weighted average interest rate of 7.03% at March 31, 2006, maturity dates ranging from 2006 to 2011	82,971

Variable rate secured debt, interest rate of 6.47% at March 31, 2006, maturity date of 2006	4,000

Total	$379,221

     Included in the amounts shown as outstanding are fair value adjustments included in the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of the fair value of debt for all outstanding debt on all fixed rate acquisition loans as of March 31, 2006 is approximately $1.8 million. The total unpaid principal as of March 31, 2006 was approximately $439.7 million.
     At March 31, 2006, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows (in thousands):

Total Scheduled
Year of Maturity	Payments
2006	$32,184
2007	11,896
2008	45,287
2009	31,204
2010	38,727
Thereafter	280,423

Total	$439,721

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
     To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets. The revenues for each of the reportable segments for the three months ended March 31, 2006 and 2005, and the assets for each of the reportable segments as of March 31, 2006 and December 31, 2005, are summarized as follows (in thousands):

	Three months ended March 31,
	2006	2005
REVENUES
Rental operations:
Rental income	$21,207	$9,510
Service operations:
Development and project management fees	457	637

Consolidated revenue from continuing operations	21,664	10,147

Discontinued operations	—	54

Consolidated revenue	$21,664	$10,201

	March 31, 2006	December 31, 2005
Assets
Rental operations	$688,534	$686,906
Service operations	943	694

Total segment assets	689,477	687,600
Non-segment assets	16,416	14,836

Consolidated assets	$705,893	$702,436

12. SHAREHOLDERS’ EQUITY
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the three months ended March 31, 2006, the Company sold approximately 500,000 shares under this plan and received net proceeds of approximately $6.9 million. As of March 31, 2006, there were approximately 3.6 million common shares remaining on the current registration statement available for future sale.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. During the three months ended March 31, 2006, the Company issued and sold 89,000 common shares and received net proceeds of approximately $1.3 million. As of March 31, 2006, there were approximately 1.0 million shares remaining on the current registration statement available for future sale.
13. SUBSEQUENT EVENTS
     On April 3, 2006, the Company repaid approximately $2.5 million of outstanding indebtedness under the Company’s secured Revolving Facility with the proceeds from the trust preferred securities financing described above.
     In April 2006, the Company issued 2.3 million common shares at $14.80 per share raising approximately $32.3 million in net proceeds after underwriting discounts, commissions, and estimated offering expenses. With the proceeds of this offering, the Company repaid approximately $3.0 million of outstanding indebtedness under the Company’s secured Revolving Facility and approximately $4.0 million of outstanding indebtedness under the secured credit facility on April 18, 2006. Additionally, the Company used a portion of the proceeds to repay some of its outstanding variable rate indebtedness. The underwriters had a 30-day option to purchase an additional 345,000 common shares to cover any over-allotments. On May 4, 2006, the underwriters exercised the 30-day option to purchase 299,277 additional common shares in connection with the April 2006 offering of common shares for net proceeds of approximately $4.2 million after underwriting discounts, commissions and estimated offering expenses.
14. RECLASSIFICATIONS
     Certain 2005 balances have been reclassified to conform to the 2006 presentation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q Report (“Report”) may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s in-house property management, third-party managers, growth of operating results, growth of cash flow, market value of portfolio, dividends, dividend rates, frequency of dividend payments, capital improvements, debt strategy, occupancy rates, acquisition and development of medical properties, net income, rental operations revenue, third-party fees for service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, sales of common and preferred equity securities, integration of multi-property acquisitions and the impact of such acquisitions on the results of operations of future periods, and impact of fluctuating interest rates. In addition, the forward-looking statements also include those related to the Company’s ability to integrate the properties acquired during 2005, which increased the size of the Company’s portfolio by approximately 1.6 million rentable square feet, and the acquisition of additional properties and the impact that these acquisitions will have on the Company’s results of operations. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
Business Overview
     The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of March 31, 2006, the Company owned 84 buildings consisting of approximately 3.0 million rentable square feet, which included 69 medical office buildings, four outpatient treatment diagnostic centers, four ambulatory surgery centers/physician group practice clinics, one specialty hospital and treatment center and six commercial office buildings. The Company also owns two undeveloped parcels of land located in Union City, Tennessee and Durham, North Carolina. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P.
     The Company is the sole general partner of the Operating Partnership and owns approximately 98.1% of the Operating Partnership as of March 31, 2006. The Company’s operating results are dependent on the following key elements:
•	maintaining and improving the occupancy rates for each of the Company’s properties;

•	acquiring and constructing additional quality specialty medical properties;

•	providing property management services that maintain and improve the desirability of space at each of the Company’s properties in order to retain existing tenants or attract new tenants at higher rental rates;

•	maintaining and improving tenant relationships; and

•	escalating rental rates at each of the Company’s properties.
     The Company believes that a meaningful in-house property management capability is important to each of these elements of its business. In-house property management services include leasing, construction, maintenance and other tenant related services. The Company conducts property management for Company-owned assets through Windrose Medical Properties, L.P. and third-party property management through HADC. In addition, the Company may utilize third-party managers to manage the Company’s properties in locations where the amount of rentable square footage owned does not justify self-management or when properties acquired already have effective pre-existing property management in place at time of acquisition. Certain properties that the Company acquired had as a condition of sale a requirement that the Company enter into long-term property management agreements with unaffiliated third-party property managers that are affiliated with the seller. At March 31, 2006, 30 properties were managed by third-party property managers.
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
     Occupancy Analysis
     The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding occupancy rates for the Company’s portfolio of rental properties as of March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006(1)	2005
Total Rentable Square Feet	3,021,513	1,429,765
Occupancy Rate	93.4%	93.4%

(1)	Reflects rentable square feet of signed leases as of March 31, 2006, adjusted to reflect leases for 25,657 rentable square feet that had been executed prior to March 31, 2006, but had not yet been occupied. If the 25,657 were excluded, the occupancy rate would be 92.5%.
     Lease Expiration and Renewals
     The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of March 31, 2006. The table indicates rentable square footage and annualized rental revenue (based on annualized March 2006 monthly rental revenue) under expiring leases:

					Percentage
Year of	Number	Square Footage	Percentage of	Annual Rental	of Annual
Lease	of Leases	of Leases	Total	Revenue of	Rental Revenue
Expiration	Expiring	Expiring	Square Feet (1)	Expiring Leases (2)	Expiring
2006 (3)	66	185,728	6.15%	$5,039,208	6.0%
2007	103	480,470	15.91%	14,022,312	16.8%
2008	101	486,648	16.11%	14,930,796	17.9%
2009	64	195,570	6.47%	5,848,776	7.0%
2010	87	334,932	11.09%	8,864,712	10.6%
Thereafter	167	1,137,722	37.67%	34,884,768	41.7%
Current vacancies	—	199,443	6.60%	—	—

Total	588	3,020,513	100.0%	$83,590,572	100%

(1)	Represents a total occupancy level of 93.4%.

(2)	Annualized rental revenue based on rental rates at March 31, 2006.

(3)	Includes month to month tenants as leases expiring between April and June 2006.
     Acquisition and Development Activity
     The Company seeks to acquire or to develop specialty medical properties that meet its investment criteria in geographic areas and/or in medical practice specialties where the demand for medical services is expected to increase over the coming years. The Company also seeks to acquire properties that are located on or near strategic hospital campuses that are in expanding markets with high occupancy rates and competitive tenant lease terms. The Company believes that such properties, when efficiently marketed, actively managed and leased, provide attractive returns, significant cash flow growth potential and stable rents.
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
Critical Accounting Policies
     Share-Based Payment
     Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which requires all share-based payments to employees, including grants of stock options and restricted shares, to be recognized in the financial statements based on their fair value. The fair value for the stock options is estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model assumptions, such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the estimated forfeiture rate impacts the amount of compensation expense. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from our historical experience with share-based payment arrangements.
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
     Valuation of Receivables
     The Company reviews each straight-line receivable and account receivable for the feasibility of collection and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of March 31, 2006, the Company has reserved approximately $700,000 for doubtful accounts.

     Revenue and Cost Recognition
     Contract revenues are recognized using the percentage of completion method based on the efforts expended, whereby the percentage complete is based on hours incurred in relation to total estimated hours to be incurred. Costs associated with obtaining contracts are expensed as incurred. Any change in the estimated total hours to be incurred on a contract could have a material impact on the Company’s estimated contract percentage completion, and as a result could have a material impact on the Company’s net income or loss since such estimates are based upon the estimate of work to be performed on individual contracts. Costs clearly associated with the development and construction of Company owned real estate projects are capitalized as a cost of that project.
Results of Operations
Comparison of the Three Months ended March 31, 2006 to the Three Months ended March 31, 2005
     Rental Operations from Continuing Operations
     Rental Revenue
     Rental revenue increased by approximately $11.7 million, or 123%, to approximately $21.2 million for the three months ended March 31, 2006, as compared to approximately $9.5 million for the three months ended March 31, 2005. The increase in rental revenue is reflective of the acquisition of 37 buildings and completed development of two buildings since March 31, 2005 (the “2005 Properties”). There was no material change in occupancy percentage for properties held as of March 31, 2006 and 2005.
     Property Operating Expenses and Real Estate Taxes
     Property operating expenses increased by approximately $2.4 million, or 122%, to approximately $4.4 million for the three months ended March 31, 2006, as compared to approximately $2.0 million for the three months ended March 31, 2005 primarily due to the acquisition and development of the 2005 Properties. Real estate tax expense increased by approximately $700,000, or 81%, to approximately $1.5 million for the three months ended March 31, 2006, as compared to approximately $800,000 for the three months ended March 31, 2005. The increase in real estate tax expense is reflective of the acquisition and development of the 2005 Properties.
     Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $3.0 million, or 142%, to approximately $5.1 million for the three months ended March 31, 2006, as compared to approximately $2.1 million for the three months ended March 31, 2005. The increase is reflective of the acquisition and development of the 2005 Properties. The Company incurred approximately $400,000 of tenant improvements, capital expenditures, and lease commissions during the first three months of 2006.
     Service Operations
     The Company’s service operations are conducted through HADC, the Company’s taxable REIT subsidiary. Development and project management fees decreased by approximately $180,000, or 28%, to approximately $450,000 for the three months ended March 31, 2006, as compared to approximately $640,000 for the three months ended March 31, 2005. This decrease in the three months ended March 31, 2006 is the result of the completion of development of two properties located in Bellaire, Texas in December 2005. In April 2006, HADC received confirmation of a fee-for-service contract for development of a $75 million expansion project to Sumner Regional Medical Center in Gallatin, Tennessee.
     HADC’s expenses are reported as cost of sales or as general and administrative expenses. The quarterly cost of sales for HADC is affected by the amount of direct costs charged to the projects, the number of projects in progress and the amount of overhead costs charged to the projects. Overhead not charged to the projects affects the amount of general and administrative expenses absorbed by HADC.
     HADC’s general and administrative expenses decreased by approximately $5,000, or 4%, to approximately $123,000 for the three months ended March 31, 2006, as compared to approximately $128,000 for the three months ended March 31, 2005. HADC’s cost of sales decreased by approximately $20,000, or 5%, to approximately $370,000 for the three months ended March 31, 2006, as compared to approximately $390,000 for the three months ended March 31, 2005. The decrease in the cost of sales was due to the completion of development of two properties located in Bellaire, Texas in December 2005.
     HADC’s operating results for the three months ended March 31, 2006 was a loss of approximately $36,000, as compared to income of approximately $120,000 before income tax (expense) benefit in the three months ended March 31, 2005.

     General and Administrative Expense
     The Company’s general and administrative expense, increased by approximately $500,000, or 53%, to approximately $1.5 million for the three months ended March 31, 2006, as compared to approximately $1.0 million for the three months ended March 31, 2005. The increase between the two periods is mostly due to additional expenses associated with the growth of the Company, contractual compensation increases to the Chairman and President, and the impact of SFAS 123R. Additionally, as the Company acquires additional properties and additional staff, general and administrative expenses may increase.
     Other Income and Expense
     Interest expense increased by approximately $4.7 million, or 181%, to approximately $7.3 million for the three months ended March 31, 2006, as compared to approximately $2.6 million the three months ended March 31, 2005. The interest expense increased because of increased debt outstanding during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increased debt is a result of the Company’s acquisition and development of the 2005 properties. The Company utilizes a mix of fixed and variable-rate debt. As of March 31, 2006, the face-value balance of fixed-rate mortgage debt was approximately $285.7 million, secured variable swapped debt was approximately $6.5 million and variable-rate mortgage debt was approximately $87.0 million. In addition, the Company transacted the following which affected interest expense:
•	The Company assumed approximately $190.8 million of debt and secured new debt of $8.4 million as part of property acquisitions since March 31, 2005.

•	During the three months ended March 31, 2006, the Company repaid $45.1 million of scheduled principal amortization on its mortgages.

•	The Company repaid all outstanding indebtedness under the Bridge Loan Agreement from a portion of the proceeds from the sale of the Trust-Preferred Securities.
     Net Income
     The Company’s net income decreased by approximately $2.1 million, or 91%, to approximately $200,000 for the three months ended March 31, 2006, as compared to approximately $2.3 million for the three months ended March 31, 2005. The decrease between the two periods is primarily due to the sale of discontinued operations in February 2005 and dividends paid to preferred shareholders.
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
     The Company’s calculation of FFO may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to such other REITs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures.
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

     The following reconciliation between net income available for common shareholders and FFO for the three months ended March 31, 2006 and 2005 includes amounts from discontinued operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income available for common shareholders	$190	$2,261
Add back (deduct):
Net gain on Sale of Real Estate Property	—	(1,250)
Depreciation and Amortization	5,113	2,117
Minority interest share of depreciation & amortization	(136)	(65)

FUNDS FROM OPERATIONS	$5,167	$3,063

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
     Secured and Unsecured Credit Facilities
     The Company has the following lines of credit available:

	Borrowing			Amounts Outstanding as
Description	Capacity	Maturity Date	Interest Rate	of March 31, 2006(1)
Revolving Credit Facility	$50.0 million	September 2007	Prime or LIBOR + (1.5 – 2.5%)	$5.5 million
Unsecured Line of Credit (2)	$3.0 million	September 2007	Prime + 2.0%	None
Secondary Revolving Credit Facility	$10.0 million	September 2006	LIBOR + 2.75%	None
Secured Working Capital Line of Credit Facility	$4.0 million	October 2006	LIBOR + 1.50%	$4.0 million

(1)	Of the amounts included in this column, the Company has repaid an aggregate of approximately $9.5 million from the net proceeds of the trust preferred securities and the offering of our common shares completed in April 2006.

(2)	The Company’s secured revolving credit facility also includes an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit from time to time. Although no amounts are drawn under the letter of credit, the Company has guaranteed two mortgages using the letter of credit for a total of $1.98 million as of March 31, 2006.
     Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (6.38% blended rate at March 31, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at March 31, 2006) or a rate equal to prime. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was approximately $5.5 million outstanding as of March 31, 2006.
     Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.13% at March 31, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was approximately $4.0 million outstanding as of March 31, 2006.
     Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006 This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     Construction Loan Facility
     On March 29, 2006, a subsidiary of the Company repaid amounts totaling approximately $20.8 million of outstanding principal and interest and terminated the $24 million Foundation Hospital Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. In addition, a subsidiary of the Company repaid amounts totaling approximately $16.5 million of outstanding principal and interest and terminated the $18 million Foundation Office Building Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. The outstanding balances were paid in full with the proceeds of a refinancing transaction involving two secured term loans from Charter One, totaling $19 million and $17 million, respectively, which are described above.
     Senior Unsecured Bridge Loan
     On March 24, 2006, the Company repaid all outstanding indebtedness under the Bridge Loan Agreement, dated December 6, 2005, totaling approximately $17.1 million. Upon repayment of this indebtedness, the Bridge Loan was terminated.
     Trust Preferred Securities
     On March 24, 2006, the Company and the Operating Partnership completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”) issued by the Partnership’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”). The Trust Preferred Securities mature on March 30, 2036 are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. These Trust Preferred Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating

Partnership used approximately $17.1 million to repay all outstanding indebtedness under the Bridge Loan Agreement, dated December 6, 2005, by and among the Company, the Partnership, and KeyBank National Association (the “Bridge Loan”). Upon repayment of this indebtedness, the Bridge Loan was terminated.
     Equity Securities
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional common shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the three months ended March 31, 2006, the Company sold approximately 500,000 common shares under this plan and received net proceeds of approximately $6.9 million.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. During the three months ended March 31, 2006, the Company issued and sold 89,000 common shares and received net proceeds of approximately $1.3 million. As of March 31, 2006, there were approximately 1.0 million common shares remaining on the current registration statement available for future sale.
     Uses of Liquidity
     Short-Term Uses:
     The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, capital improvements, future acquisitions and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operations, by drawing on the Company’s credit facilities, and issuing additional common or preferred equity or trust preferred securities.
     Long-Term Uses:
     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through available cash flow from operations, long-term secured and unsecured indebtedness and the issuance of additional common or preferred equity or trust preferred securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.
Historical Cash Flows
     Operating Activities
     On March 31, 2006, the Company had approximately $15.0 million of cash and cash equivalents. Net cash provided by operating activities was approximately $5.7 million for the three months ended March 31, 2006, as compared to approximately $1.0 million for the three months ended March 31, 2005, a 444% increase. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.
     Investing Activities
     Investing activities are one of the primary uses of the Company’s liquidity. Acquisition and development activity is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities was approximately $7.2 million for the three months ended March 31, 2006, as compared to approximately $11.6 million for the three months ended March 31, 2005, a 37% decrease. The 37% decrease was primarily due to development costs and costs associated with possible future acquisitions.
     Financing Activities
     Net cash provided by financing activities was approximately $4.5 million for the three months ended March 31, 2006, as compared to approximately $10.0 million for the three months ended March 31, 2005, a 55% decrease. The principal proceeds were generated primarily from the proceeds of the Trust Preferred Securities and the issuance of common shares under the Company’s DRIP and “at the market” equity offering program. The Company used net cash provided by financing activities to repay indebtedness under the Company’s credit facilities.

Off Balance Sheet Arrangements
     As previously discussed in “Liquidity and Capital Resources”, the Company completed a private placement of Trust Preferred Securities on March 24, 2006. The wholly-owned subsidiary Trust is not consolidated in the Company’s financial statements.
Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) rectified the consensus reached in Emerging Issues Task Force (“EITF”) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 is effective for all newly formed limited partnerships after the consensus was ratified and as of January 2006 for all pre-existing limited partnership agreements. This consensus applies to limited partnerships or similar entities, such as limited liability companies, that have governing provisions that are the functional equivalent of a limited partnership. The Company had consolidated a limited partnership in 2005 in which it was the sole general partner and the limited partners did not have substantial participating rights or substantial kickout rights. There were no other partnerships requiring consolidation in 2006 related to this EITF.
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
     Variable Rate Instruments
     As of March 31, 2006, the face value of the total outstanding mortgage debt of the Company was approximately $379.2 million. The current outstanding debt balances relate to mortgage debt assumed or incurred by the Company through its subsidiaries. Included in the total outstanding mortgage debt is variable-rate mortgage debt with a total principal balance of approximately $87.0 million as of March 31, 2006. In addition to outstanding mortgage debt, borrowings under the Company’s credit facilities total $9.5 million, and the Trust Preferred Securities outstanding totals $51.0 million as of March 31, 2006.

     Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”), which matures on September 30, 2006; and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility and the Secondary Revolving Facility are dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (6.38% blended rate at March 31, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Secondary Revolving Facility bears interest at variable rates of LIBOR plus 2.75% (no outstanding balance at March 31, 2006) or a rate equal to prime. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was approximately $5.5 million outstanding as of March 31, 2006.
     Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.13% at March 31, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was approximately $4.0 million outstanding as of March 31, 2006. Subsequently, the Company repaid the outstanding principal balance with a portion of the proceeds from an offering of common shares on April 11, 2006.
     Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at March 31, 2006) and is fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     Trust Preferred Securities
     On March 24, 2006, the Company and the Operating Partnership completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”) issued by the Partnership’s wholly-owned stand-alone subsidiary, Windrose Capital Trust I (the “Trust”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. These Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating Partnership used approximately $17.1 million to repay all outstanding indebtedness under the Bridge Loan Agreement, dated December 6, 2005, by and among the Company, the Partnership, and KeyBank National Association (the “Bridge Loan”). Upon repayment of this indebtedness, the Bridge Loan was terminated.

     A one percentage point increase in market interest rates would have decreased net income available to the shareholders by approximately $400,000 during the three months ended March 31, 2006, and a one percentage point decrease would increase net income by approximately $400,000 during the three months ended March 31, 2006.
     Derivative Instruments
     We are exposed to capital market risk, such as changes in interest rates. In order to manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes. We account for derivative instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”).
   As of March 31, 2006, the Company has the following inherent rate swap contracts that meet the criteria of SFAS 133 to qualify for hedge accounting:
•	On March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to fix the rate on the mortgage loans secured by a hospital and specialty medical office building, both located in Bellaire, Texas. The swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the swaps were liabilities of approximately $20,000 and $10,000, respectively, as of March 31, 2006.

•	On November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the swap was an asset of approximately $900,000 as of March 31, 2006.
     In February 2004, the Company entered into an interest rate swap contract with a notional amount of $23.0 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Voorhees, New Jersey. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. The fair value of the swap was an asset of $160 as of March 31, 2005. The interest rate swap matured during 2005 and was not renewed.
     In addition, an interest rate swap was acquired in connection with the acquisition of the Urology Center of the South and the debt related to the swap was retired at the time of the acquisition. Therefore, the swap did not qualify for hedge accounting. At the time the associated debt was retired, the breakage fee for the swap was approximately $400,000 and the Company recorded this amount as a liability. This interest rate swap was settled on March 4, 2005 at a price of approximately $200,000 resulting in an additional gain during the first quarter of 2005 of $70,000.
      The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are owned by unaffiliated parties that have non controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of March 31, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $5.1 million, as compared to approximately $200,000 minority interest liability reported in our financial statements for these partnerships.
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

Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. Risk Factors
     The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Trust Preferred Securities
     On March 24, 2006, the Company and the Operating Partnership completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”) issued by the Partnership’s wholly-owned stand-alone subsidiary, Windrose Capital Trust I (the “Trust”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. These Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter. The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Trust Preferred Securities, the Common Securities and the Junior Subordinated Notes were issued in private placements exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder based on the manner of the offering and the nature of the purchases.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
3.1*	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.2*	Articles Supplementary to the Amended and Restated

No.	Description
Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.3*	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

4.1*	Form of Common Share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126)

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: May 8, 2006

/s/ Fred S. Klipsch
Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Frederick L. Farrar
Frederick L. Farrar
President, Chief Operating Officer, Treasurer

/s/ Paula J. Conroy
Paula J. Conroy
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

No.	Description
3.1*	Amended and Restated Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.2*	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.3*	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

4.1*	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126)

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.