Form 10-Q
period 2006-06-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2006-08-08
CIK 1173942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      to
Commission File Number: 001-31375
WINDROSE MEDICAL PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	35-2166961
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3502 Woodview Trace, Suite 210, Indianapolis, IN	46268
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
As of July 31, 2006, there were 21,002,056 common shares of beneficial interest, $0.01 par value per share, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period
Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS

REAL ESTATE INVESTMENTS:
Land and land improvements	$47,867	$46,927
Buildings and tenant improvements	634,130	605,559
Construction in progress	1,391	1,610
Acquired lease intangibles	37,080	36,841

Gross real estate investments	720,468	690,937

Accumulated depreciation	(24,052)	(16,238)
Accumulated lease intangible amortization	(10,246)	(6,858)

Accumulated depreciation and amortization	(34,298)	(23,096)

NET REAL ESTATE INVESTMENTS	686,170	667,841

Cash and cash equivalents	11,312	12,014
Prepaid expenses	2,138	979
Receivables on construction and consulting contracts	289	181
Receivables from tenants, net of allowance of $772 and $597	3,055	2,057
Revenues in excess of billings	81	18
Straight-line rent receivable, net of allowance of $7 and $16	7,434	5,071
Deferred financing fees, net of accumulated amortization of $985 and $2,120	3,295	2,383
Investment in Windrose Capital Trust I	1,000	—
Escrow deposits and other assets	13,866	11,892

TOTAL ASSETS	$728,640	$702,436

LIABILITIES AND SHAREHOLDERS EQUITY

LIABILITIES
Secured debt	$373,493	$425,147
Liability to subsidiary trust issuing preferred securities	51,000	—
Unsecured debt	—	10,000
Billings in excess of revenues earned	208	23
Accounts payable and accrued expenses	9,025	8,545
Consulting and construction payables	—	3,360
Tenant security deposits and prepaid rents	5,622	6,900
Other liabilities	3,151	4,483

TOTAL LIABILITIES	442,499	458,458

Minority interest	5,940	5,813

SHAREHOLDERS EQUITY
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 issued and outstanding (liquidation preference $52,500)	21	21

	June 30, 2006	December 31, 2005
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 20,884,648 shares and 17,379,162 shares issued and outstanding	209	174
Additional paid in capital	302,892	253,460
Accumulated other comprehensive income	583	(12)
Deferred stock compensation	—	(1,182)
Distributions in excess of net income	(22,504)	(14,296)

TOTAL SHAREHOLDERS EQUITY	280,201	238,165

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$728,640	$702,436

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
RENTAL OPERATIONS:

Rental revenues from continuing operations	$22,452	$10,229	$43,659	$19,740

Operating expenses:
Property taxes	1,705	894	3,225	1,728
Property operating expenses	5,020	2,240	9,396	4,204
Depreciation and amortization	5,327	2,303	10,439	4,421

Total operating expenses	12,052	5,437	23,060	10,353

Income from rental operations	10,400	4,792	20,599	9,387

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	467	608	924	1,245

Expenses:
Cost of sales and project costs	381	364	751	755
General and administrative expenses	132	221	255	349

Income (loss) from service operations	(46)	23	(82)	141

GENERAL AND ADMINISTRATIVE EXPENSES:

Corporate and rental operations	1,821	1,031	3,339	2,020

Operating income	8,533	3,784	17,178	7,508

OTHER INCOME (EXPENSES):
Interest income	135	27	170	38
Interest (expense)	(6,962)	(2,568)	(14,308)	(5,227)
Gain on interest rate swap	—	—	—	69
Other income (expense)	(66)	(39)	(119)	(76)

Total other income (expense)	(6,893)	(2,580)	(14,257)	(5,196)

Income before income taxes and minority interest	1,640	1,204	2,921	2,312

Income tax (expense) benefit	18	(9)	33	(59)

Income before minority interest	1,658	1,195	2,954	2,253

Minority interest in income of common unit holders and other subsidiaries	(137)	(36)	(272)	(74)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income from continuing operations	1,521	1,159	2,682	2,179

Net income from discontinued operations, net of minority interest	—	—	—	26

Net gain on sale of discontinued operations, net of minority interest	—	—	—	1,215

Income from discontinued operations	—	—	—	1,241

NET INCOME	1,521	1,159	2,682	3,420

Dividends on preferred shares	982	11	1,953	11

Net income available to common shareholders	$539	$1,148	$729	$3,409

Net income from continuing operations (less preferred dividend) per common share:
Basic and diluted	$0.03	$0.08	$0.04	$0.17

Net income from discontinued operations per common share:
Basic and diluted	$—	$—	$—	$0.10

Net income per common share:
Basic and diluted	$0.03	$0.08	$0.04	$0.27

Weighted average number of common shares outstanding	20,050	13,666	18,801	12,760
Weighted average number of common and dilutive potential common shares	20,445	14,054	19,199	13,157
See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$2,682	$3,420

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	10,439	4,420
Rental income associated with above (below) market leases	707	176
Deferred income taxes	(33)	55
Deferred compensation expense	232	93
Gain on interest rate swap	—	(68)
Amortization of deferred financing fees	514	314
Amortization of fair value of debt adjustment	(258)	(441)
Minority interest in earnings	272	110
Gain (loss) on sale of real estate	—	(1,250)
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(145)	(79)
Straight line rent receivable	(2,286)	(874)
Receivables from tenants	(764)	523
Interest rate swap liability	—	(162)
Revenue earned in excess of billings	(63)	1
Billings in excess of revenues earned	185	67
Other accrued revenue and expenses	(1,502)	(708)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,980	5,597

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,425)	(1,479)
Deposits on potential acquisitions	(1,196)	(178)
Acquisition of real estate investments	(29,188)	(36,982)
Development projects	(3,254)	(22,650)
Deferred leasing costs	(105)	(105)
Other deferred costs and other assets	(924)	276
Proceeds from sale of real estate	—	6,385
Investment in Windrose Capital Trust I	(1,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(37,092)	(54,733)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on indebtedness	(39,799)	(1,413)
Draws on line of credit	22,200	38,850
Paydowns on line of credit	(52,750)	(64,285)
Proceeds from mezzanine debt	—	656
Proceeds from trust preferred financing	50,185	—
Proceeds from bridge loan	7,000	—
Paydowns on bridge loan	(17,000)	—
Proceeds from construction debt	—	17,631
Paydowns on construction debt	(35,033)	—
Proceeds from mortgage debt	54,000	—

	Six Months Ended June 30,
	2006	2005
Cash dividends to common shareholders	(8,938)	(5,718)
Cash dividends to preferred shareholders	(1,953)	—
Cash distributions to minority interest	(157)	(166)
Deferred financing costs	(630)	(164)
Proceeds from issuance of preferred shares, net	—	50,957
Proceeds from issuance of common shares, net	49,285	27,208

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,410	63,556

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(702)	14,420

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,014	9,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,312	$23,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $0 and $1,090 for the six months ended June 30, 2006 and 2005, respectively	$14,587	$5,994

Income taxes paid	$—	$4

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$18,051	$31,110

Reallocation of minority interest	$128	$157

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2006
(In Thousands)
(Unaudited)

	PREFERRED SHARES		COMMON SHARES		ADDITIONAL	DISTRIBUTIONS	OTHER	DEFERRED	TOTAL
					PAID-IN	IN EXCESS OF	COMPREHENSIVE	STOCK	SHAREHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	NET INCOME	INCOME	COMPENSATION	EQUITY
BALANCES AT DECEMBER 31, 2005	2,100	$21	17,379	$174	$253,460	$(14,296)	$(12)	$(1,182)	$238,165

Comprehensive income:
Net income	—	—	—	—	—	2,682	—	—	2,682
Distributions to preferred shareholders	—	—	—	—	—	(1,953)	—	—	(1,953)
Gain on interest rate swap	—	—	—	—	—	—	595	—	595

Comprehensive income available to common shareholders	—	—	—	—	—	—	—	—	1,324

Reallocation of minority interest	—	—	—	—	(128)	—	—	—	(128)
Issuance of common shares, net of offering costs	—	—	3,506	35	49,510	—	—	—	49,545
Stock-based stock compensation	—	—	(1)	—	(950)	—	—	1,182	232
Distributions to common shareholders	—	—	—	—	—	(8,938)	—	—	(8,938)

BALANCES AT JUNE 30, 2006	2,100	$21	20,884	$209	$301,892	$(22,504)	$583	$—	$280,201

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
     The preparation of the interim condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
2. THE COMPANY
     The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, ambulatory surgery centers, outpatient treatment and diagnostic facilities, and specialty hospitals and other treatment centers. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owns approximately 98.4% of the Operating Partnership as of June 30, 2006. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their majority-owned subsidiaries.
     The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities through Hospital Affiliates Development Corporation (“HADC”), a wholly-owned taxable REIT subsidiary (“TRS”) of the Operating Partnership.
3. NET INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available to common shareholders and minority interest in income of common unit holders, by the sum of the weighted average number of common shares and common units outstanding and dilutive potential common shares issuable for the period based on the treasury stock method. The common shares issuable upon conversion of the Series A cumulative convertible preferred shares are anti-dilutive (i.e., would increase net income per common share) and, therefore, are not included in the calculation of dilutive potential common shares issuable for the three and six months ended June 30, 2006.
     The following table reconciles the components of basic and diluted net income per common share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$539	$1,148	$729	$3,409
Minority interest in income of common unit holders	8	36	12	74

Net income available to common shareholders and unit holders	$547	$1,184	$741	$3,483

Weighted average number of common shares outstanding	20,050	13,666	18,801	12,760
Weighted average number of common units outstanding	343	343	343	343
Dilutive common shares for options granted	42	40	46	48
Dilutive common shares for unvested restricted shares granted	10	5	9	6

Weighted average number of common shares and dilutive common shares	20,445	14,054	19,199	13,157

(1)	The outstanding common units of limited partnership interest in the Operating Partnership included in the diluted net income earnings per common share calculation have no effect on the net income per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating net income per diluted common share, the number of common shares would increase by the weighted average common units outstanding, and net income would also increase at a proportionate rate. Thus, there would be no change to diluted net income per common share.
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

	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2005	2005
Net income available to common shareholders, as reported	$1,148	$3,409
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(26)	(52)

Pro forma net income available to common shareholders	$1,122	$3,357

Pro forma net income per share
As reported	$0.08	$0.27
Pro forma	$0.08	$0.26
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended June 30, 2006 includes the compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income was approximately $26,000 and $52,000 lower for the three and six months ended June 30, 2006 than had the Company continued to account for stock-based employee compensation under APB No. 25. There was no effect on basic and diluted earnings per common share as a result of the adoption of SFAS No. 123R. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
Stock Option Plan
     Over time, the Company has utilized various features of its stock-based compensation program, the key components of which are further described below. The primary active stock-based compensation program is the 2002 Stock Incentive Plan, which was amended and restated, effective as of May 18, 2006 (the “2002 Plan”). All stock-based compensation programs are administered by the Board of Trustees or its Compensation Committee. The 2002 Plan reserves for issuances an aggregate of 2.0 million shares.
     The compensation expense for stock options for the three and six months ended June 30, 2006 was approximately $26,000 and $52,000. All options granted to employees, including executive officers, vest ratably in five annual installments commencing on the grant date except for: (1) options to purchase 35,068 common shares issued to executive officers on August 16, 2002 (50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date); (2) options to purchase 21,466 common shares issued to executive officers on August 16, 2002 (8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vest in each of the next three years); (3) options to purchase 50,000 common shares issued to executive officers on August 5, 2003 (50% of which vested on the date of grant and 50% of which vested on August 5, 2004); and (4) options to purchase 50,000 common shares issued to executive officers on August 1, 2004 (50% of which vested on the date of grant and 50% of which vested on August 1, 2005). All stock options granted have a 10 year contractual term.
     Options granted to trustees vest ratably in two equal annual installments beginning on the first anniversary of the grant date, except for options to purchase 6,000 common shares issued to trustees on August 16, 2002, which were fully vested on the grant date.
     The fair value of the options granted during the six months ended June 30, 2006 and 2005 was determined using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30,
	2006	2005 (1)
Dividend yield	6%	—
Volatility	18.85%	—

Risk-free interest rate of options granted on March 1, 2006 with expected life of seven years	4.45%	—
Expected life of options with one year vesting period	5 years	5 years
Expected life of options with four year vesting period	8 years	7 years
Weighted-average fair value per share of all options granted	$1.36	$1.79

(1)	There were no options granted in the six months ended June 30, 2005.
     The risk-free interest rate assumption is based upon interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The computation of expected volatility for the valuation of stock options granted during the six months ended June 30, 2006 is based on historical volatility. The expected life of employee stock options represents the period the stock options are expected to remain outstanding.
     A summary of the status of the Company’s shares represented by options as of June 30, 2006, and changes during the six months ended June 30, 2006, follows:

			Weighted
			Average	Aggregate
	Shares	Weighted	Remaining	Intrinsic
	Represented	Average	Contractual Term	Value (in
	by Options	Exercise Price	(years)	thousands)
Outstanding, at December 31, 2005	544,366	$13.38
Granted	6,500	14.84
Exercised	(9,800)	12.00
Forfeited	—	—

Outstanding, at June 30, 2006	541,066	$13.42	8.26	$638

Shares represented by exercisable options, at June 30, 2006	259,586	$12.56	7.57	$530

Shares represented by fully-vested options and options expected to vest	496,536	$13.42	8.26	$586

Weighted average fair value of options granted during the period	$1.51

     The total fair value of shares vested was approximately $59,000 and $49,000 for the six months ended June 30, 2006, and 2005, respectively.
     Total unrecognized compensation expense for non-vested restricted common shares was approximately $1.0 million as of June 30, 2006. Total unrecognized compensation expense for non-vested stock options was approximately $227,000 as of June 30, 2006.
     The amount of cash received from the exercise of stock options was approximately $118,000 and $801,000 for the six months ended June 30, 2006 and 2005, respectively.

     The intrinsic value of stock options exercised in the six months ended June 30, 2006 was approximately $28,000. The intrinsic values of stock options exercised were based on the closing prices of the Company’s common shares on the dates of the exercise.
Restricted Shares
     From time to time, the Company awards restricted common shares under the Company’s 2002 Plan to trustees, executive officers and employees, which generally vest over one to eight years provided they remain in continuous employment with the Company. Holders of restricted common shares receive dividends on the vested and unvested portions of their restricted common shares. Upon vesting, shares are certificated. The Company recognizes compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, which is adjusted by the estimated forfeiture calculation, in accordance with SFAS No. 123R. In the six months ended June 30, 2006, 1,200 restricted common shares were granted to an executive. These restricted common shares vest ratably in three equal annual installments on October 1, 2006, 2007, and 2008. In the six months ended June 30, 2006, 2,900 shares were forfeited. Deferred compensation expense for restricted common shares for the three and six months ended June 30, 2006 was approximately $91,000 and $181,000, respectively. Deferred compensation expense for restricted common shares for the three and six months ended June 30, 2005 was approximately $46,000 and $93,000. The weighted average grant fair value per share granted during the six months ended June 30, 2006 was $14.84. Under these awards, 98,150 shares were outstanding, of which 76,100 were unvested, as of June 30, 2006.
     A summary of the status of the Company’s restricted common shares as of June 30, 2006 and changes during the six months ended June 30, 2006, follows:

		Weighted Average
	Restricted Common	Grant Date Fair
	Shares	Value
Unvested, at December 31, 2005	82,450	$14.56
Granted	1,200	14.84
Vested	(4,650)	14.59
Unvested Shares Forfeited	(2,900)	14.80

Unvested, at June 30, 2006	76,100	$14.55

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
     As of June 30, 2006, the Company had the following interest rate swap contracts that met the criteria of SFAS 133 to qualify for hedge accounting:
•	On June 14, 2006, the Company entered into an interest rate swap contract with a notional amount of approximately $14.6 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Delray Beach, Florida. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded as other comprehensive income. The fair value of the interest rate swap was an asset of approximately $2,000 as of June 30, 2006.

•	On June 13, 2006, the Company entered into an interest rate swap contract with a notional amount of $18.0 million as a hedge to effectively fix the rate on a loan secured by three medical office buildings located in Birmingham, Alabama. The interest rate swap qualified for hedge accounting under SFAS 133; therefore changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $15,000 as of June 30, 2006.

•	On March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to effectively fix the rate on loans secured by a hospital and a specialty medical office building, respectively, both located in Bellaire, Texas. The interest rate swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the interest rate swaps were assets of approximately $216,000 and approximately $194,000, respectively, as of June 30, 2006.

•	On November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $156,000 as of June 30, 2006.
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
     The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are partially owned by unaffiliated parties that have non-controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of June 30, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $4.1 million, as compared to approximately $227,000 minority interest liability reported in our financial statements for these partnerships.
6. REAL ESTATE INVESTMENTS
     As of June 30, 2006, the Company owned 89 buildings consisting of approximately 3.3 million rentable square feet, which included 83 specialty medical buildings and six commercial office buildings. The Company also owns two undeveloped parcels of land.
     The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.
     The following table illustrates the operations for the three and six months ended June 30, 2006 and 2005 of a building sold on February 2, 2005 and included in discontinued operations for such period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statement of operations:
Revenues	$—	$—	$—	$54
Expenses:
Operating	—	—	—	18
Real estate taxes	—	—	—	9

Operating income	—	—	—	27
Minority interest expense operating	—	—	—	(1)

Income from discontinued operations, before gain on sale	—	—	—	26
Gain on sale of property, net of minority interest	—		—	1,215

Income from discontinued operations	$—	$—	$—	$1,241

7. RELATED PARTIES AND OTHER TRANSACTIONS
     In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.
     The Company, through its Operating Partnership, has an overhead sharing agreement with Klipsch Audio, Inc. The Company’s Chairman and Chief Executive Officer, Fred S. Klipsch, serves as Chairman of the Board of Klipsch Audio, Inc. The Company’s President, Chief Operating Officer and Treasurer, Frederick L. Farrar, served as Executive Vice President of Klipsch Audio, Inc. until 2002 and currently maintains the title of Executive Vice President of, but has no daily responsibilities to, Klipsch Audio, Inc. Under this agreement, Klipsch Audio, Inc. provides the Company with executive office space and certain office support services in exchange for monthly payments of $17,500. The term of this agreement is for one year and renews automatically for an additional year on each anniversary of its effective date unless either party provides notice to the other party 90 days prior to the expiration of the current term. The Company also paid Klipsch Audio, Inc. approximately $10,505 per month to lease office space for certain business units within the Company during 2005. Effective in the second quarter of 2006, the total monthly lease payments increased to approximately $16,900 per month, reflecting the expansion of the Company into additional office space. The Company also pays approximately $3,000 per month to Klipsch Audio, Inc. for human resources and employee search services. The Company also occasionally uses a private aircraft partially owned by a company affiliated with the Company’s Chairman and Chief Executive Officer, usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft. The Company also pays this company certain miscellaneous pass through expenses on a monthly basis.
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
     At June 30, 2006, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows (in thousands):

Year	Future Minimum Rentals
2006	$33,200
2007	60,221
2008	48,241
2009	40,826
2010	36,523
Thereafter	191,072

Total	$410,083

9. CONCENTRATION OF CREDIT RISK
     Although the Company had no tenant that leased more than 10% of its total rentable square footage as of June 30, 2006, the Company does have a significant number of properties located in two geographic locations. Approximately 21% and 8% of the Company’s rentable square footage is located in Southern Florida (in proximity to West Palm Beach, Florida) and in the Houston, Texas metropolitan area, respectively. Those two locations represented approximately 22% and 11% of the Company’s total rental operations revenue for both the three and six months ended June 30, 2006, respectively. As a result, localized adverse events or conditions, such as economic recession or overbuilding in the local real estate markets could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
10. INDEBTEDNESS
Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”); and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility is dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (7.85% at June 30, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was $9.6 million outstanding under the Revolving Facility as of June 30, 2006. The Secondary Revolving Facility was canceled in June 2006.

Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.5% at June 30, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was $2.0 million outstanding under this credit facility as of June 30, 2006.
Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
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
Senior Unsecured Bridge Loan
     On March 24, 2006, the Company repaid all outstanding indebtedness under a senior unsecured bridge loan, totaling approximately $17.1 million. Upon repayment of this indebtedness, the bridge loan was terminated.
Trust Preferred Securities
     On March 24, 2006, the Operating Partnership’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”), completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating Partnership used approximately $17.1 million of the net proceeds to repay all outstanding indebtedness under the bridge loan described above.
     In accordance with FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities, the Company has not consolidated the Trust because the Operating Partnership is not considered the primary beneficiary.
Mortgage Debt
     The following is a summary of the book value of outstanding mortgage debt, excluding the lines of credit and Trust Preferred Securities mentioned above, as of June 30, 2006 (in thousands):

June 30, 2006
Fixed rate secured debt, weighted average interest rate of 6.25% at June 30, 2006, maturity dates ranging from 2006 to 2027	$284,654

Variable rate secured swapped debt, interest rate of 4.81% at June 30, 2006, maturity date of 2010	6,500

June 30, 2006
Variable rate secured debt, weighted average interest of 6.36% at June 30, 2006, maturity dates ranging from 2006 to 2011	68,695

Variable rate secured debt, interest rate of 6.82% at June 30, 2006, maturity date of 2006	4,000

Total	$363,849

     Included in the amounts shown as outstanding are fair value adjustments included in the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from 5.85% to 6.90%. The current unamortized total of the fair value of debt for all outstanding debt on all fixed rate acquisition loans as of June 30, 2006 is approximately $2.0 million. The total unpaid principal as of June 30, 2006 was approximately $426.4 million.
     At June 30, 2006, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows (in thousands):

Scheduled
Year of Maturity	Payments
2006	$18,437
2007	5,911
2008	50,611
2009	30,730
2010	38,215
Thereafter	282,545

Total	$426,449

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
     To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets. The revenues for each of the reportable segments for the three and six months ended June 30, 2006 and 2005, and the assets for each of the reportable segments as of June 30, 2006 and December 31, 2005, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Rental operations:
Rental income	$22,452	$10,229	$43,659	$19,740
Service operations:
Development and project management fees	467	608	924	1,245

Consolidated revenue from continuing operations	22,919	10,668	44,583	20,705

Discontinued operations	—	—	—	54

Consolidated revenue	$22,919	$10,668	$44,583	$20,759

	June 30, 2006	December 31, 2005
Assets:
Rental Operations	$713,990	$686,906
Service Operations	1,054	694

Total Segment Assets	715,044	687,600
Non-Segment Assets	13,596	14,836

Consolidated Assets	$728,640	$702,436

12. SHAREHOLDERS’ EQUITY
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the three months ended June 30, 2006, the Company sold approximately 335,000 shares under this plan and received net proceeds of approximately $4.7 million. As of June 30, 2006, there were approximately 3.2 million common shares remaining on the current registration statement available for future sale.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. There were no shares issued under this registration statement for the three months ended June 30, 2006. As of June 30, 2006, there were approximately 1.0 million shares remaining on the current registration statement available for future sale.
     In April 2006, the Company sold approximately 2.3 million common shares at $14.80 per share raising approximately $32.3 million in net proceeds after underwriting discounts, commissions, and estimated offering expenses. With the proceeds of this offering, the Company repaid approximately $3.0 million of outstanding indebtedness under the Company’s secured Revolving Facility and approximately $4.0 million of outstanding indebtedness under the secured credit facility on April 18, 2006. Additionally, the Company used a portion of the proceeds to repay some of its outstanding variable rate indebtedness. The underwriters had a 30-day option to purchase an additional 345,000 common shares to cover any over-allotments. On May 4, 2006, the underwriters exercised the 30-day option to purchase 299,277 additional common shares in connection with the April 2006 offering of common shares for additional net proceeds of approximately $4.2 million after underwriting discounts, commissions and estimated offering expenses.
     On June 16, 2006, the Company filed a registration statement to register for future issuance and sale an aggregate of $350 million in securities consisting of common and preferred shares of beneficial interest and debt securities.
13. SUBSEQUENT EVENTS
     On August 3, 2006, the Company completed the purchase of three medical office buildings for an aggregate purchase price of approximately $26.2 million. The buildings are located in Lafayette, Louisiana; Tulsa, Oklahoma; and Webster, Texas. The Company funded the purchase using its Revolving Facility, and intends to secure a first mortgage loan on the properties.
14. RECENT ACCOUNTING PRONOUNCEMENTS
     In April 2006, FASB Staff Position No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (“FIN 46(R)-6”), was issued and is effective prospectively with the first reporting period after June 15, 2006. Upon evaluation, the Company has determined that the adoption of FIN 46(R)-6 did not have a material impact on its financial statements.
     In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), was issued for all fiscal years beginning after December 15, 2006. This is an interpretation of SFAS No. 109, Accounting for Income Taxes. Upon evaluation, the Company has determined that the adoption of FIN 48 will not have a material impact on its financial statements.
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

15. RECLASSIFICATIONS
     Certain 2005 balances have been reclassified to conform to the 2006 presentation.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q Report (“Report”) may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s in-house property management, third-party managers, growth of operating results, growth of cash flow, market value of portfolio, dividends, dividend rates, frequency of dividend payments, capital improvements, debt strategy (including the availability and use of fixed-rate debt), occupancy rates, acquisition and development of medical properties, net income, rental operations revenue, third-party fees for service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, sales of common and preferred equity securities, integration of multi-property acquisitions and the impact of such acquisitions on the results of operations of future periods, and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
Business Overview
     The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of June 30, 2006, the Company owned 89 buildings consisting of approximately 3.3 million rentable square feet, which included 74 medical office buildings, four outpatient treatment diagnostic centers, four ambulatory surgery centers/physician group practice clinics, one specialty hospital and treatment center and six commercial office buildings. The Company also owns two undeveloped parcels of land. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P.
     The Company is the sole general partner of the Operating Partnership and owns approximately 98.4% of the Operating Partnership as of June 30, 2006. The Company’s operating results are dependent on the following key elements:
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
     The Company believes that a meaningful in-house property management capability is important to each of these elements of its business. In-house property management services include leasing, construction, maintenance and other tenant related services. The Company conducts property management for Company-owned assets through Windrose Medical Properties, L.P. and third-party property management through HADC. In addition, the Company may utilize third-party managers to manage the Company’s properties in locations where the amount of rentable square footage owned does not justify self-management or when properties acquired have effective pre-existing property management in place at time of acquisition. Certain properties that the Company acquired had, as a condition of sale, a requirement that the Company enter into long-term property management agreements with unaffiliated third-party property managers that are affiliated with the seller. At June 30, 2006, 36 buildings were managed by third-party property managers.
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
     Occupancy Analysis
     The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding occupancy rates for the Company’s portfolio of rental properties as of June 30, 2006 and 2005:

	As of June 30,
	2006(1)	2005
Total Rentable Square Feet	3,322,010	1,727,033
Occupancy Rate	94.0%	92.6%

(1)	Reflects rentable square feet of signed leases as of June 30, 2006, adjusted to reflect leases for 22,620 rentable square feet that had been executed prior to June 30, 2006, but had not yet been occupied. If the 22,620 rentable square feet were excluded, the occupancy rate would be 93.3%.
     Lease Expiration and Renewals
     The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of June 30, 2006. The table indicates rentable square footage and annualized rental revenue (based on annualized June 2006 monthly rental revenue) under expiring leases:

					Percentage
Year of	Number	Square Footage	Percentage of	Annual Rental	of Annual
Lease	of Leases	of Leases	Total	Revenue of	Rental Revenue
Expiration	Expiring	Expiring	Square Feet (1)	Expiring Leases (2)	Expiring
2006 (3)	67	162,632	4.90%	$4,448,712	5.05%
2007	122	582,713	17.54%	15,851,964	17.98%
2008	105	484,593	14.59%	15,016,920	17.04%
2009	70	220,002	6.62%	6,231,528	7.07%
2010	106	380,533	11.45%	9,638,940	10.94%
Thereafter	188	1,291,790	38.89%	36,953,844	41.92%
Current vacancies	—	199,747	6.01%	—	0.00%

Total	658	3,322,010	100.00%	$88,141,908	100.00%

(1)	Represents a total occupancy level of 94.0%.

(2)	Annualized rental revenue based on rental rates at June 30, 2006.

(3)	Includes month to month tenants as leases expiring between July and September 2006.
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
     On June 1, 2006, the Company completed the purchase of five medical office buildings located in the Birmingham, Alabama metropolitan area for approximately $29.4 million. In connection with this transaction, the Company secured a first mortgage loan for $18.0 million with the remainder of the purchase financed through the Company’s Revolving Facility.
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
Critical Accounting Policies
     Share-Based Payment
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of stock options and restricted shares, to be recognized in the financial statements based on their fair value. The fair value for the stock options is estimated at the date of grant using a Black-Scholes option pricing model. Option pricing model assumptions, such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the estimated forfeiture rate impacts the amount of compensation expense. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from our historical experience with share-based payment arrangements.

     Impairment of Real Estate Assets
     The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), to determine if impairment conditions exist. Under SFAS 144, the Company compares the expected undiscounted cash flows of each property in its portfolio to the net carrying value to determine if there are any indications of impairment of a property. The review of anticipated cash flows involves subjective assumptions of estimated occupancy and rental rates and ultimate residual value. In addition to reviewing anticipated cash flows, the Company assesses other factors such as changes in business climate and legal factors that may affect the ultimate value of the property. These assumptions are subjective and ultimately may not be achieved.
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
     Valuation of Receivables
     The Company reviews each straight-line receivable and account receivable for the feasibility of collection and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of June 30, 2006, the Company has reserved approximately $779,000 for doubtful accounts.
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
Results of Operations
Comparison of the Three Months and Six Months Ended June 30, 2006 to the Three Months and Six Months Ended June 30, 2005
     Rental Operations from Continuing Operations
     Rental Revenue
          For the three months ended June 30, 2006, rental revenue increased by approximately $12.3 million, or 119%, to approximately $22.5 million as compared to approximately $10.2 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, rental revenue increased by approximately $24.0 million, or 121%, to approximately $43.7 million as compared to approximately $19.7 million for the six months ended June 30, 2005. The increase in rental revenue for the three and six months ended June 30, 2006 is primarily attributable to the acquisition of 33 buildings and completed development of two buildings since June 30, 2005. There was no material change in occupancy percentage for properties held as of June 30, 2006 and 2005.
     Property Operating Expenses and Real Estate Taxes
          For the three months ended June 30, 2006, property operating expenses and real estate taxes increased by approximately $3.6 million, or 115%, to approximately $6.7 million as compared to approximately $3.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, property operating expenses and real estate taxes increased by approximately $6.7 million, or 113%, to approximately $12.6 million as compared to approximately $5.9 million for the six months ended June 30, 2005. The increase in property operating expenses and real estate taxes for the three and six months ended June 30, 2006 is primarily attributable to the acquisition of 33 buildings and completed development of two buildings since June 30, 2005.

     Depreciation and Amortization
          For the three months ended June 30, 2006, depreciation and amortization expense increased by approximately $3.0 million, or 131%, to approximately $5.3 million as compared to approximately $2.3 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, depreciation and amortization expense increased by approximately $6.0 million, or 136%, to approximately $10.4 million as compared to approximately $4.4 million for the six months ended June 30, 2005. The increase in depreciation and amortization for the three and six months ended June 30, 2006 is primarily attributable to the acquisition of 33 buildings and completed development of two buildings since June 30, 2005.
     Service Operations
          The Company’s service operations are conducted through HADC, the Company’s taxable REIT subsidiary. For the three months ended June 30, 2006, development and project management fees decreased by approximately $141,000, or 23%, to approximately $467,000 as compared to approximately $608,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, development and project management fees decreased by approximately $321,000, or 26%, to approximately $924,000 as compared to approximately $1.2 million for the six months ended June 30, 2005. These decreases are the result of the completion of development of two properties located in Bellaire, Texas in December 2005. In April 2006, HADC received confirmation of a fee-for-service contract for development of a $75 million expansion project to Sumner Regional Medical Center in Gallatin, Tennessee.
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
          For the three months ended June 30, 2006, HADC’s operating results decreased by approximately $69,000, or 300%, to a loss of approximately $46,000 as compared to income of approximately $23,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, HADC’s operating results decreased by approximately $223,000, or 158%, to a loss of approximately $82,000 as compared to a gain of approximately $141,000 for the six months ended June 30, 2005.
     General and Administrative Expense
          For the three months ended June 30, 2006, the Company’s corporate general and administrative expenses, excluding abandoned transaction expense, increased by approximately $671,000, or 65%, to approximately $1.7 million as compared to approximately $1.0 million for the three months ended June 30, 2005. This increase is primarily attributable to higher than anticipated costs in conjunction with the Company’s proxy statement and the utilization of consultants in the second quarter. For the six months ended June 30, 2006, the Company’s corporate general and administrative expenses, excluding abandoned transaction expense, increased by approximately $1.2 million, or 59%, to approximately $3.2 million as compared to approximately $2.0 million for the six months ended June 30, 2005. The increase between the two periods is primarily due to additional expenses associated with the growth of the Company, compensation increases to the certain executive officers. Additionally, as the Company acquires additional properties and additional staff, general and administrative expenses may increase.
          For the three months ended June 30, 2006, the Company’s abandoned transaction expense increased by approximately $119,000, to approximately $122,000 as compared to approximately $3,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company’s abandoned transaction expense increased by approximately $119,000, to approximately $122,000 as compared to approximately $3,000 for the six months ended June 30, 2005. The increase is due to two transactions that were terminated during the three months ended June 30, 2006.
     Other Income and Expense
          For the three months ended June 30, 2006, interest expense increased by approximately $4.4 million, or 171%, to approximately $7.0 million as compared to approximately $2.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest expense increased by approximately $9.1 million, or 174%, to approximately $14.3 million as compared to approximately $5.2 million for the six months ended June 30, 2005. The increase is a result of the Company’s acquisition of 33 buildings and completed development of two buildings since June 30, 2005. The Company utilizes a mix of fixed and variable-rate debt. As of June 30, 2006, the face-value balance of fixed-rate mortgage debt was approximately $284.7 million, secured variable swapped debt was approximately $75.2 million and variable-rate mortgage debt was $4.0 million. In addition, the following transactions affected interest expense:
•	the Company assumed approximately $159.5 million of debt and secured new debt of $18 million as part of property acquisitions since June 30, 2005.

•	the Company repaid approximately $35.8 and $80.9 million of principal amortization on its mortgages for the three and six months ended June 30, 2006, respectively.

•	the Company repaid all outstanding indebtedness under a bridge loan agreement from a portion of the proceeds from the sale of the trust preferred securities.
     Net Income Available to Common Shareholders
          For the three months ended June 30, 2006, the Company’s net income available to common shareholders decreased by approximately $609,000, or 53%, to approximately $539,000 as compared to approximately $1.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company’s net income available to common shareholders decreased by approximately $2.7 million, or 79%, to approximately $729,000 as compared to approximately $3.4 million for the six months ended June 30, 2005. The decrease between the two periods is primarily due to the gain of the sale of properties that had been classified as discontinued operations in February 2005 and dividends paid to preferred shareholders during the 2006 period.
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
     The following reconciliation between net income available for common shareholders and FFO for the three and six months ended June 30, 2006 and 2005 includes amounts from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available for common shareholders	$539	$1,148	$729	$3,409
Add back (deduct):
Net gain on sale of real estate property	—	—	—	(1,250)
Depreciation and amortization	5,327	2,303	10,439	4,420
Minority interest share of depreciation and amortization	(132)	(60)	(268)	(125)

FUNDS FROM OPERATIONS	$5,734	$3,391	$10,900	$6,454

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
     Secured and Unsecured Credit Facilities
     The Company has the following lines of credit available:

	Borrowing			Amounts Outstanding as
Description	Capacity	Maturity Date	Interest Rate	of June 30, 2006
Revolving Credit Facility	$50.0 million	September 2007	Prime or LIBOR + (1.5 – 2.5%)	$9.6 million
Unsecured Line of Credit (1)	$3.0 million	April 2007	Prime + 2.0%	None
Secured Working Capital Line of Credit Facility	$4.0 million	October 2006	LIBOR + 1.5%	$2.0 million

(1)	The Company’s secured revolving credit facility also includes an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit from time to time. Although no amounts have been drawn under the letter of credit, the Company has guaranteed two mortgages using the letter of credit for a total of $1.98 million as of June 30, 2006.
Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”); and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility is dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (7.85% at June 30, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was $9.6 million outstanding under the Revolving Facility as of June 30, 2006. The Secondary Revolving Facility was canceled in June 2006.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.5% at June 30, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was $2.0 million outstanding under this credit facility as of June 30, 2006.
Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
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
Senior Unsecured Bridge Loan
     On March 24, 2006, the Company repaid all outstanding indebtedness under a senior unsecured bridge loan, totaling approximately $17.1 million. Upon repayment of this indebtedness, the bridge loan was terminated.
Trust Preferred Securities
     On March 24, 2006, the Operating Partnership’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”) completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating Partnership used approximately $17.1 million of the net proceeds to repay all outstanding indebtedness under the bridge loan described above.
     Equity Securities
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional common shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the six months ended June 30, 2006, the Company sold approximately 808,000 common shares under this plan and received net proceeds of approximately $11.5 million.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. There were no shares issued under this registration statement for the three months ended June 30, 2006. As of June 30, 2006, there were approximately 1.0 million common shares remaining on the current registration statement available for future sale.
     In April 2006, the Company sold approximately 2.3 million common shares at $14.80 per share raising approximately $32.3 million in net proceeds after underwriting discounts, commissions, and estimated offering expenses. With the proceeds of this offering, the Company repaid approximately $3.0 million of outstanding indebtedness under the Company’s Secured Revolving Facility and approximately $4.0 million of outstanding indebtedness under the Secured Credit Facility on April 18, 2006. Additionally, the Company used a portion of the proceeds to repay some of its outstanding variable rate indebtedness. The underwriters had a 30-day option to purchase an additional 345,000 common shares to cover any over-allotments. On May 4, 2006, the underwriters exercised the 30-day option to purchase 299,277 additional common shares in connection with the April 2006 offering of common shares for additional net proceeds of approximately $4.2 million after underwriting discounts, commissions and estimated offering expenses.
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
Historical Cash Flows
     Operating Activities
          On June 30, 2006, the Company had approximately $11.3 million of cash and cash equivalents. Net cash provided by operating activities increased by approximately $4.4 million, or 78%, to $10.0 million for the six months ended June 30, 2006, as compared to approximately $5.6 million for the six months ended June 30, 2005. This increase was primarily attributable to the acquisition of 33 buildings since June 30, 2005. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.
     Investing Activities
          Investing activity, such as acquisition and development activity, is one of the primary uses of the Company’s liquidity and is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities decreased by approximately $17.6 million, or 32%, to approximately $37.1 million for the six months ended June 30, 2006, as compared to approximately $54.7 million for the six months ended June, 2005. The 32% decrease was primarily due to development costs and costs associated with possible future acquisitions.
     Financing Activities
          Net cash provided by financing activities decreased by approximately $37.2 million, or 58%, to approximately $26.4 million for the six months ended June 30, 2006, as compared to approximately $63.6 million for the six months ended June 30, 2005. The principal proceeds were generated primarily from the proceeds of the Trust Preferred Securities and the issuance of common shares under the Company’s DRIP and the April 2006 stock offering. The Company used net cash provided by financing activities to repay indebtedness under the Company’s credit facilities.
Off Balance Sheet Arrangements
     As previously discussed in “Liquidity and Capital Resources”, the Company completed a private placement of Trust Preferred Securities on March 24, 2006. The Operating Partnership’s wholly-owned subsidiary, Windrose Capital Trust I, is not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities. However, the $51.0 million of subordinated notes purchased from the Trust is recorded on the Company’s balance sheet.
Recent Accounting Pronouncements
     In April 2006, FASB Staff Position No. 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (“FIN 46(R)-6”), was issued and is effective prospectively with the first reporting period after June 15, 2006. Upon evaluation, the Company has determined that the adoption of FIN 46(R)-6 did not have a material impact on its financial statements.
     In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), was issued for all fiscal years beginning after December 15, 2006. This is an interpretation of SFAS No. 109, Accounting for Income Taxes. Upon evaluation, the Company has determined that the adoption of FIN 48 will not have a material impact on its financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the exposure to loss resulting from adverse changes in market prices, interest rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk. Interest rates are sensitive to many factors, including, without limitation, governmental monetary and tax policies, domestic and international economic conditions, political considerations and other factors that are beyond the Company’s control. The Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.
     Variable Rate Instruments
     As of June 30, 2006, the face value of the Company’s total outstanding mortgage debt was approximately $363.8 million. These current outstanding debt balances relate to mortgage debt assumed or incurred by the Company through its subsidiaries. Included in the total outstanding mortgage debt is variable-rate mortgage debt with a total principal balance of approximately $72.7 million as of June 30, 2006, or approximately 20% of the Company’s total outstanding mortgage debt. In addition to outstanding mortgage debt, borrowings under the Company’s credit facilities total $11.6 million, and the Trust Preferred Securities outstanding totals $51.0 million as of June 30, 2006. A description of the terms of the Company’s variable rate debt, excluding mortgage debt, follows:
          A one percentage point increase in market interest rates would have decreased net income available to common shareholders by approximately $198,000 and approximately $575,000 during the three and six months ended June 30, 2006, and a one percentage point decrease would increase net income by approximately $198,000 and approximately $575,000 during the three and six months ended June 30, 2006. A description of the terms of the Company’s variable rate debt, excluding mortgage debt, follows.
     Secured Revolving Credit Facility, Secondary Revolving Credit Facility, Unsecured Line of Credit
     On September 30, 2005, the Company entered into an amended and restated secured revolving credit facility with The Huntington National Bank (“Huntington”) that provides for three loan facilities: (i) a $50 million secured revolving credit facility which is available for working capital purposes and for the acquisition of real estate assets (the “Revolving Facility”), which matures on September 30, 2007; (ii) a secured revolving line of credit of $10 million to acquire real estate assets (the “Secondary Revolving Facility”); and (iii) an unsecured line of credit in an amount not to exceed $3 million for the issuance of letters of credit (the “Unsecured Facility”), which matures on September 30, 2007. The $50 million Revolving Facility has a $20 million accordion feature that allows the Company to request an increase of the Revolving Facility to $70 million. Huntington or participating lenders, if the credit facility is syndicated, have no obligation to increase their commitments under the accordion feature of the Revolving Facility. Borrowing availability under the Revolving Facility is dependent upon the collateral pool securing the facility. Currently, Huntington is the lead arranger and administrative agent, and plans to syndicate the facility. Amounts borrowed under the Revolving Facility bear interest, at the Company’s option, at an annual rate of either LIBOR plus an applicable margin ranging from 1.5% to 2.5% (7.85% at June 30, 2006), depending on the leverage ratio of the Company and its subsidiaries on a consolidated basis, or a rate equal to Huntington’s prime rate. The Unsecured Facility bears interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility with Huntington contains covenants that require, among other things, the maintenance of certain financial ratios. There was $9.6 million outstanding under the Revolving Facility as of June 30, 2006. The Secondary Revolving Facility was canceled in June 2006.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.5% at June 30, 2006). This loan was renewed on October 1, 2005 for a term of one year. The Company anticipates it will be renewed again in 2006. There was $2.0 million outstanding under this credit facility as of June 30, 2006.
Secured Term Loans
     On March 27, 2006, a subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
     On March 27, 2006, a subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured loan bear interest at LIBOR plus 1.40% per annum (6.22% at June 30, 2006) and will be fixed through an interest rate swap beginning in September 2006. This loan has a maturity date of March 27, 2011.
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

Senior Unsecured Bridge Loan
     On March 24, 2006, the Company repaid all outstanding indebtedness under a senior unsecured bridge loan, totaling approximately $17.1 million. Upon repayment of this indebtedness, the bridge loan was terminated.
Trust Preferred Securities
     On March 24, 2006, the Operating Partnership’s wholly-owned subsidiary, Windrose Capital Trust I (the “Trust”) completed the issuance and sale in a private placement of $50 million in aggregate principal amount of fixed/floating rate preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities mature on March 30, 2036, are redeemable at the Company’s option beginning March 30, 2011, and require quarterly distributions of interest by the Trust to the holders of the Trust Preferred Securities. The Trust Preferred Securities bear a fixed rate per annum equal to 7.22% through March 30, 2011, and a variable rate per annum equal to LIBOR plus 2.05% thereafter.
     The Operating Partnership purchased the common stock of the Trust (the “Common Securities”) for $1.0 million. The Trust used the proceeds from the sale of the Trust Preferred Securities together with the proceeds from the sale of the Common Securities to purchase $51 million in aggregate principal amount of unsecured fixed/floating junior subordinated notes due March 30, 2036 issued by the Operating Partnership (the “Junior Subordinated Notes”). The Operating Partnership received approximately $49 million in net proceeds, after the payment of fees and expenses, from the sale of the Junior Subordinated Notes to the Trust. The Operating Partnership used approximately $17.1 million of the net proceeds to repay all outstanding indebtedness under the bridge loan described above.
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
     As of June 30, 2006, the Company had the following interest rate swap contracts that met the criteria of SFAS 133 to qualify for hedge accounting:
•	on June 14, 2006, the Company entered into an interest rate swap contract with a notional amount of approximately $14.6 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Delray Beach, Florida. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded as other comprehensive income. The fair value of the interest rate swap was an asset of approximately $2,000 as of June 30, 2006.

•	on June 13, 2006, the Company entered into an interest rate swap contract with a notional amount of $18.0 million as a hedge to effectively fix the rate on a loan secured by three medical office buildings located in Birmingham, Alabama. The interest rate swap qualified for hedge accounting under SFAS 133; therefore changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $15,000 as of June 30, 2006.

•	on March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to effectively fix the rate on loans secured by a hospital and a specialty medical office building, respectively, both located in Bellaire, Texas. The interest rate swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the interest rate swaps were assets of approximately $216,000 and approximately $194,000, respectively, as of June 30, 2006.

•	on November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $156,000 as of June 30, 2006.
     In February 2004, the Company entered into an interest rate swap with a notional amount of $23.0 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Voorhees, New Jersey. The swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value were recorded in other comprehensive income. The fair value of the swap was an asset of approximately $104,000 as of June 30, 2005. The interest rate swap matured during 2005 and was not renewed.
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
     The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31,

2005. These partnerships are partially owned by unaffiliated parties that have non-controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of June 30, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $4.1 million, as compared to approximately $227,000 minority interest liability reported in our financial statements for these partnerships.
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
Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. Risk Factors
     The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of shareholders (the “Annual Meeting”) was held on May 18, 2006 in Indianapolis, Indiana.
     Proxies for the Annual Meeting were solicited on behalf of the Board of Trustees pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to management’s nominees for elections to the Board of Trustees as listed in the Company’s definitive proxy statement or to any other proposal contained in the definitive proxy statement. All such nominees were elected and all such proposals were approved by the Company’s shareholders at the Annual Meeting.
     At the Annual Meeting, shareholders voted on the election of three persons to the Board of Trustees to serve a term of three years and until their successors are duly elected and qualify. The number of votes cast for and withheld from each nominee is set forth below:

	Number of Shares
Nominee (1)	For	Withheld
Robert L. Bowen	16,397,859	213,964
Bruce M. Jacobson	11,712,368	4,899,455
Bryan A. Mills	16,509,085	102,738

(1)	Each of the nominees for election at the Annual Meeting, along with the present Class III trustees elected to serve until the 2008 annual meeting of shareholders (Fred S. Klipsch and David L. Maraman), agreed to resign effective at the 2007 annual meeting of shareholders and stand for re-election at the 2007 annual meeting of shareholders along with the present Class II trustees elected to serve until the 2007 annual meeting of shareholders (Jean L. Wojtowicz and Darell E. Zink, Jr.).
     At the Annual Meeting, shareholders voted on a proposal to approve an amendment to the Company’s Articles of Amendment and Restatement of the Declaration of Trust to declassify the Board of Trustees, provide an annual election of all trustees beginning in 2007 and limit the size of the Board of Trustees to no less than seven and no more than 10 trustees. The number of votes cast for and against this proposal and the number of abstentions are set forth below:

For	Against	Abstentions
16,450,428	85,508	75,887
     At the Annual Meeting, shareholders voted on a proposal to approve the amendment and restatement of the Company’s 2002 Stock Incentive Plan. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions
8,634,191	1,250,769	115,773
     At the Annual Meeting, shareholders voted on a proposal to approve the Company’s Employee Share Purchase Plan. The number of votes cast for and against this proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions
9,725,806	184,774	90,153
     At the Annual Meeting, shareholders voted on a proposal to ratify the Audit Committee’s selection of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2006. The number of votes cast for and against this proposal and the number of abstentions are set forth below:

For	Against	Abstentions
16,581,944	20,029	9,850
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
3.1*	Articles of Amendment to the Articles of Amendment and Restatement of the Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K on May 24, 2006).

3.2*	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.3*	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.4*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 24, 2006.

No.	Description
4.1*	Form of Common Share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126).

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: August 8, 2006

/s/ Fred S. Klipsch

Fred S. Klipsch
Chairman and Chief Executive Officer

/s/ Frederick L. Farrar

Frederick L. Farrar
President, Chief Operating Officer, Treasurer

/s/ Paula J. Conroy

Paula J. Conroy
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

No.	Description
3.1*	Articles of Amendment to the Articles of Amendment and Restatement of the Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K on May 24, 2006).

3.2*	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.3*	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.4*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 24, 2006.

4.1*	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126).

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.