Form 10-Q
period 2006-09-30
WINDROSE MEDICAL PROPERTIES TRUST
filed 2006-11-03
CIK 1173942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
NONE
(Former name, former address and former
fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one)
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2006, there were 21,123,283 common shares of beneficial interest, $0.01 par value per share, outstanding.

WINDROSE MEDICAL PROPERTIES TRUST
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period
Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2006
	(Unaudited)	December 31, 2005

ASSETS

REAL ESTATE INVESTMENTS:
Land and land improvements	$50,781	$46,927
Buildings and tenant improvements	656,209	605,559
Construction in progress	1,937	1,610
Acquired lease intangibles	39,179	36,841

Gross real estate investments	748,106	690,937

Accumulated depreciation	(28,306)	(16,238)
Accumulated lease intangible amortization	(12,062)	(6,858)

Accumulated depreciation and amortization	(40,368)	(23,096)

NET REAL ESTATE INVESTMENTS	707,738	667,841

Cash and cash equivalents	11,910	12,014
Prepaid expenses	2,659	979
Receivables on construction and consulting contracts, net of allowance of $12 and $0	510	181
Receivables from tenants, net of allowance of $1,244 and $597	4,513	2,057
Revenues in excess of billings	4	18
Straight-line rent receivable, net of allowance of $104 and $16	8,427	5,071
Deferred financing fees, net of accumulated amortization of $1,114 and $2,120	3,102	2,383
Investment in Windrose Capital Trust I	1,000	—
Escrow deposits and other assets	33,185	11,892

TOTAL ASSETS	$773,048	$702,436

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Secured debt	$417,036	$425,147
Liability to subsidiary trust issuing preferred securities	51,000	—
Unsecured debt	—	10,000
Billings in excess of revenues earned	262	23
Accounts payable and accrued expenses	12,755	8,545
Consulting and construction payables	—	3,360

	September 30, 2006
	(Unaudited)	December 31, 2005

Tenant security deposits and prepaid rents	6,049	6,900
Other liabilities	3,915	4,483

TOTAL LIABILITIES	491,017	458,458

Minority interest	5,799	5,813

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized, 2,100,000 shares issued and outstanding (liquidation preference $52,500)	21	21
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,123,283 shares and 17,379,162 shares issued and outstanding	211	174
Additional paid in capital	305,372	253,460
Accumulated other comprehensive income	(559)	(12)
Deferred stock compensation	—	(1,182)
Distributions in excess of net income	(28,813)	(14,296)

TOTAL SHAREHOLDERS’ EQUITY	276,232	238,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$773,048	$702,436

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

RENTAL OPERATIONS:

Rental revenues from continuing operations	$24,717	$11,985	$68,376	$31,725

Operating expenses:
Property taxes	2,469	1,122	5,694	2,859
Property operating expenses	5,859	2,651	15,255	6,848
Depreciation and amortization	5,618	2,820	16,057	7,240

Total operating expenses	13,946	6,593	37,006	16,947

Income from rental operations	10,771	5,392	31,370	14,778

SERVICE OPERATIONS (HADC):
Revenues:
Development and project management fees	512	523	1,436	1,767

Expenses:
Cost of sales and project costs	449	321	1,200	1,076
General and administrative expenses	43	158	298	507

Income (loss) from service operations	20	44	(62)	184

GENERAL AND ADMINISTRATIVE EXPENSES:
Corporate and rental operations	4,006	1,057	7,346	3,076

Operating income	6,785	4,379	23,962	11,886

OTHER INCOME (EXPENSES):
Interest income	66	82	236	120
Interest (expense)	(7,142)	(2,865)	(21,450)	(8,092)
Gain on interest rate swap	—	—	—	68
Other income (expense)	(71)	(42)	(189)	(116)

Total other income (expense)	(7,147)	(2,825)	(21,403)	(8,020)

Income (loss) before income taxes and minority interest	(362)	1,554	2,559	3,866

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income tax (expense) benefit	(8)	(17)	25	(76)

Income (loss) before minority interest	(370)	1,537	2,584	3,790

Minority interest in income of common unit holders and other subsidiaries	(92)	(21)	(365)	(95)

Net income (loss) from continuing operations	(462)	1,516	2,219	3,695

Net income from discontinued operations, net of minority interest	—	—	—	26

Net gain on sale of discontinued operations, net of minority interest	—	—	—	1,215

Income from discontinued operations	—	—	—	1,241

NET INCOME (LOSS)	(462)	1,516	2,219	4,936

Dividends on preferred shares	991	992	2,943	1,003

Net income (loss) available to common shareholders	$(1,453)	$524	$(724)	$3,933

Net income (loss) from continuing operations (less preferred dividend) per common share:
Basic and diluted	$(0.07)	$0.04	$(0.04)	$0.21

Net income from discontinued operations per common share:
Basic and diluted	$—	$—	$—	$0.09

Net income (loss) per common share:
Basic and diluted	$(0.07)	$0.04	$(0.04)	$0.30

Weighted average number of common shares outstanding	20,948	13,771	19,525	13,101
Weighted average number of common and dilutive potential common shares	20,948	14,175	19,525	13,494
See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME	$2,219	$4,936

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization	16,057	7,240

Rental income associated with above (below) market leases, net	1,039	319
Deferred income taxes	(25)	72
Deferred compensation expense	388	121
(Gain) loss on interest rate swap	—	(68)
Amortization of deferred financing fees	707	507
Amortization of fair value of debt adjustment	(365)	(654)
Minority interest in earnings	365	131
Gain (loss) on sale of real estate	—	(1,250)
Increase (decrease) in cash due to changes in:
Construction receivables (payables), net	(366)	(140)
Straight line rent receivable	(3,255)	(1,346)
Receivables from tenants	(2,350)	617
Interest rate swap liability	—	(162)
Revenue earned in excess of billings	13	—
Billings in excess of revenues earned	239	(40)
Other accrued revenue and expenses	3,944	154
Other current assets	(1,510)	(444)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,100	9,993

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(2,388)	(1,956)
Deposits on potential acquisitions	(19,845)	(510)
Acquisition of real estate investments	(55,658)	(48,156)
Development projects	(3,303)	(35,095)
Deferred leasing costs	(105)	(166)
Other deferred costs and other assets	(2,088)	(809)
Proceeds from sale of real estate	—	6,385
Investment in Windrose Capital Trust I	(1,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(84,387)	(80,307)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Nine Months Ended September 30,
	2006	2005
Payments on indebtedness	(45,350)	(2,145)
Draws on line of credit	71,600	38,850
Paydowns on line of credit	(59,750)	(64,285)
Paydowns from mezzanine debt	—	(1,500)
Proceeds from mezzanine debt	—	656
Proceeds from trust preferred financing	50,185	—
Proceeds from bridge loan	7,000	—
Paydowns on bridge loan	(17,000)	—
Proceeds from construction debt	—	29,797
Paydowns on construction debt	(35,033)	—
Proceeds from mortgage debt	60,800	—
Cash dividends to common shareholders	(13,793)	(8,826)
Cash dividends to preferred shareholders	(2,945)	(399)
Cash distributions to minority interest	(557)	(252)
Deferred financing costs	(630)	(633)
Proceeds from issuance of preferred shares, net	—	50,957
Proceeds from issuance of common shares, net	52,656	29,771

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,183	71,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(104)	1,677

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,014	9,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,910	$10,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid, including capitalized interest of $0 and $2,113 for the nine months ended September 30, 2006 and 2005, respectively	$21,792	$10,327

Income taxes paid	$—	$4

Net liabilities (including secured debt) assumed in acquisition of real estate investments	$18,051	$30,905

Reallocation of minority interest	$173	$176

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2006
(In Thousands)
(Unaudited)

	PREFERRED SHARES		COMMON SHARES		ADDITIONAL	DISTRIBUTIONS	OTHER	DEFERRED	TOTAL
		PAR		PAR	PAID-IN	IN EXCESS OF	COMPREHENSIVE	STOCK	SHAREHOLDERS’
	SHARES	VALUE	SHARES	VALUE	CAPITAL	NET INCOME	INCOME	COMPENSATION	EQUITY

BALANCES AT DECEMBER 31, 2005	2,100	$21	17,379	$174	$253,460	$(14,296)	$(12)	$(1,182)	$238,165

Comprehensive income:
Net income	—	—	—	—	—	2,219	—	—	2,219
Distributions to preferred shareholders	—	—	—	—	—	(2,943)	—	—	(2,943)
Gain (loss) on interest rate swap	—	—	—	—	—	—	(547)	—	(547)

Comprehensive income (loss) available to common shareholders	—	—	—	—	—	—	—	—	(1,271)

Reallocation of minority interest	—	—	—	—	(173)	—	—	—	(173)
Issuance of common shares, net of offering costs	—	—	3,745	37	52,879	—	—	—	52,916
Issuance of Preferred Shares	—	—	—	—	—	—	—	—	—
Issuance of Preferred Shares — Offering Costs	—	—	—	—	—	—	—	—	—
Stock-based stock compensation	—	—	(1)	—	(794)	—	—	1,182	388
Dividends distributed	—	—	—	—	—	(13,793)	—	—	(13,793)

BALANCES AT SEPTEMBER 30, 2006	2,100	$21	21,123	$211	$305,372	$(28,813)	$(559)	$—	$276,232

See accompanying Notes to Condensed Consolidated Financial Statements

WINDROSE MEDICAL PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. FINANCIAL STATEMENTS
     The interim condensed consolidated financial statements included herein have been prepared by Windrose Medical Properties Trust (“Windrose” or the “Company”) without audit, except for the condensed consolidated balance sheet as of December 31, 2005, which was derived from audited consolidated financial statements. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with Rule 10-01 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
2. THE COMPANY
Overview
     The Company was formed to acquire, selectively develop and manage specialty medical properties, such as medical office buildings, ambulatory surgery centers, outpatient treatment and diagnostic facilities, and specialty hospitals and other treatment centers. The Company had no operations prior to its initial public offering on August 16, 2002. The Company’s rental operations are conducted through Windrose Medical Properties, LP (“Windrose OP” or the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and owned approximately 98.4% of the Operating Partnership as of September 30, 2006. The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and their majority-owned subsidiaries.
     The Company also conducts third party facility planning, project management, medical equipment planning and implementation services and related activities through Hospital Affiliates Development Corporation (“HADC”), a wholly-owned taxable REIT subsidiary (“TRS”) of the Operating Partnership.
Significant Changes and Events
     On September 13, 2006, the Company and Health Care REIT, Inc. announced a definitive merger agreement whereby the Company will merge with and into a wholly-owned subsidiary of Health Care REIT, Inc. (“Health Care REIT”). The transaction will be consummated through the issuance of Health Care REIT, Inc. common stock in exchange for the Company’s outstanding common shares and partnership interests in the Operating Partnership and a new series of preferred stock with substantially similar terms to the Company’s preferred shares and the assumption of the Company’s liabilities. The Company anticipates that the merger will close near the end of the fourth quarter of 2006.
3. NET INCOME PER COMMON SHARE
     Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the sum of net income available to common shareholders and minority interest in income of common unit holders, by the sum of the weighted average number of common shares and common units outstanding and dilutive potential common shares issuable for the period based on the treasury stock method. The common shares issuable upon conversion of the Company’s Series A cumulative convertible preferred shares are anti-dilutive (i.e., would increase net income per common share) and, therefore, are not included in the calculation of dilutive potential common shares issuable for the three and nine months ended September 30, 2005.
     Due to the net loss for the three and nine months ended September 30, 2006, loss per share, basic and dilutive common shares are the same since the effect of potential common shares would have an anti-dilutive effect. The following table reconciles the components of basic and diluted net income per common share for the three and nine months ended September 30, 2005 (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income available to common shareholders	$524	$3,933

Minority interest in income of common unit holders	14	106

Diluted net income available to common shareholders	$538	$4,039

Weighted average number of common shares outstanding	13,771	13,101
Weighted average number of common units outstanding	343	343
Dilutive common shares issuable upon exercise of options	56	47
Dilutive common shares for unvested restricted shares granted	5	3

Weighted average number of common shares and dilutive common shares	14,175	13,494

(1)	The outstanding common units of limited partnership interest in the Operating Partnership included in the diluted net income per common share calculation have no effect on the net income per share amounts since the income allocated to the minority interest holder is added back to net income. In calculating net income per diluted common share, the number of common shares would increase by the weighted average common units outstanding, and net income would also increase at a proportionate rate. Thus, there would be no change to diluted net income per common share.
4. STOCK BASED COMPENSATION
     Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common shares that were granted with an exercise price equal to fair market value at the date of grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, would have been amortized to expense over the vesting period of such awards as shown in the following table (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$524	$3,933
Deduct: Total stock based compensation expense determined under the fair value method for all awards	(29)	(81)

Net income as adjusted	$495	$3,852

Pro forma net income per share
As reported	$0.04	$0.30
Pro forma	$0.04	$0.29

     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended September 30, 2006 includes the compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the original provisions of SFAS No. 123, and the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net income was lower by approximately $72,000 and $124,000 for the three and nine months ended September 30, 2006, respectively, than had the Company continued to account for stock-based employee compensation under APB No. 25. There was no effect on basic and diluted earnings per common share as a result of the adoption of SFAS No. 123R. The adoption of SFAS No. 123R had no impact on cash flows from operating or financing activities.
Stock Option Plan
     Over time, the Company has utilized various features of its stock-based compensation program, the key components of which are further described below. The primary active stock-based compensation program is the 2002 Stock Incentive Plan, which was amended and restated, effective as of May 18, 2006 (the “2002 Plan”). All stock-based compensation programs are administered by the Board of Trustees or its Compensation Committee. The 2002 Plan reserves for issuances an aggregate of 2.0 million common shares, of which approximately 1.1 million were available for future awards under the 2002 Plan as of September 30, 2006.
     The compensation expense for stock options for the three and nine months ended September 30, 2006 was approximately $72,000 and $124,000, respectively. All options granted to employees, including executive officers, vest ratably in five annual installments commencing on the grant date except for: (1) options to purchase 35,068 common shares issued to executive officers on August 16, 2002 (50% of which vested on the grant date and 50% of which vested on the first anniversary of the grant date); (2) options to purchase 21,466 common shares issued to executive officers on August 16, 2002 (8,333 of which vested on the grant date, 8,333 of which vested on the first anniversary of the grant date, and 1,600 of which vested in each of the following three years); (3) options to purchase 50,000 common shares issued to executive officers on August 5, 2003 (50% of which vested on the date of grant and 50% of which vested on August 5, 2004); and (4) options to purchase 50,000 common shares issued to executive officers on August 1, 2004 (50% of which vested on the date of grant and 50% of which vested on August 1, 2005). All stock options granted have a 10 year contractual term.
     Options granted to trustees vest ratably in two equal annual installments beginning on the first anniversary of the grant date, except for options to purchase 6,000 common shares issued to trustees on August 16, 2002, which were fully vested on the grant date.
     The fair value of the options granted during the nine months ended September 30, 2006 and 2005 was determined using the Black-Scholes option-pricing model with the following assumptions:

	For the nine months ended September 30,
	2006	2005
Dividend yield of options granted on July 26, 2005 with expected life of five years	—	8.00%
Dividend yield of options granted on July 26, 2005 with expected life of seven years	—	8.00%
Dividend yield of options granted on March 1, 2006 with expected life of eight years	6.00%	—
Dividend yield of options granted on August 1, 2006 with expected life of eight years	6.25%	—
Volatility of options granted on July 26, 2005 with expected life of five years	—	19.89%
Volatility of options granted on July 26, 2005 with expected life of seven years	—	19.89%
Volatility of options granted on March 1, 2006 with expected life of eight years	18.85%	—
Volatility of options granted on August 1, 2006 with expected life of eight years	18.52%	—
Risk-free interest rate of options granted on July 26, 2005 with expected life of five years	—	4.15%
Risk-free interest rate of options granted on July 26, 2005 with expected life of seven years	—	4.15%
Risk-free interest rate of options granted on March 1, 2006 with expected life of eight years	4.45%	—
Risk-free interest rate of options granted on August 1, 2006 with expected life of eight years	4.92%	—
Expected life of options with one year vesting period	5 years	5 years
Expected life of options with four year vesting period	8 years	7 years
Weighted-average fair value per share of all options granted	$1.39	$1.64

     The risk-free interest rate assumption is based upon interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The computation of expected volatility for the valuation of stock options granted during the nine months ended September 30, 2006 is based on historical volatility. The expected life of employee stock options represents the period the stock options are expected to remain outstanding.
     A summary of the status of the Company’s shares issuable upon exercise of options as of September 30, 2006, and changes during the nine months ended September 30, 2006, follows:

			Weighted Average
	Shares Issuable		Remaining	Aggregate Intrinsic
	Upon Exercise of	Weighted Average	Contractual Term	Value (in
	Options	Exercise Price	(years)	thousands)
Outstanding, at December 31, 2005	550,866	$13.36
Granted	151,200	14.71
Exercised	(9,800)	12.00
Forfeited	(11,500)	13.76

Outstanding, at September 30, 2006	680,766	$13.67	8.38	$2,723

Shares represented by exercisable options, at September 30, 2006	340,046	$12.82	7.56	$1,653

Shares represented by fully-vested options and options expected to vest	624,739	$13.67	8.38	$2,499

Weighted average fair value of options granted during the period	$1.49

     The total fair value of shares vested was approximately $175,000 and $126,000 for the nine months ended September 30, 2006, and 2005, respectively.
     Total unrecognized compensation expense for non-vested restricted common shares was approximately $915,000 as of September 30, 2006. Total unrecognized compensation expense for non-vested stock options was approximately $375,000 as of September 30, 2006.
     The amount of cash received from the exercise of stock options was approximately $118,000 and $815,000 for the nine months ended September 30, 2006 and 2005, respectively.
     The intrinsic value of stock options exercised in the nine months ended September 30, 2006 was approximately $28,000. The intrinsic values of stock options exercised were based on the closing prices of the Company’s common shares on the dates of the exercise.
Restricted Shares
     From time to time, the Company awards restricted common shares under the Company’s 2002 Plan to trustees, executive officers and employees, which generally vest over one to eight years provided the recipient remains in continuous employment with the Company. Holders of restricted common shares receive dividends on the vested and unvested portions of their restricted common shares. Upon vesting, shares are certificated. The Company recognizes compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, which is adjusted by the estimated forfeiture calculation, in accordance with SFAS No. 123R. In the nine months ended September 30, 2006, 1,200 restricted common shares were granted to an executive. These restricted common shares vest ratably in three equal annual installments on October 1, 2006, 2007, and 2008. In the nine months ended September 30, 2006, 3,350 restricted common shares were forfeited. The compensation expense for restricted common shares for the three and nine months ended September 30, 2006 was approximately $95,000 and $285,000, respectively. The compensation expense for restricted common shares for the three and nine months ended September 30, 2005 was approximately $28,000 and $121,000, respectively. The weighted average grant date fair value per share granted during the nine months ended September 30, 2006 was $14.84. Under these awards, 98,000 shares were outstanding, of which 74,200 were unvested, as of September 30, 2006.
     A summary of the status of the Company’s restricted common shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, follows:

	Restricted	Weighted Average
	Common Shares	Grant Date Fair Value
Unvested, at December 31, 2005	82,450	$14.56
Granted	1,200	14.84
Vested	(6,100)	14.56
Unvested shares forfeited	(3,350)	14.76

Unvested, at September 30, 2006	74,200	$14.56

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
     As of September 30, 2006, the Company had the following interest rate swap contracts that met the criteria of SFAS 133 to qualify for hedge accounting:
•	On June 14, 2006, the Company entered into an interest rate swap contract with a notional amount of approximately $14.6 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Delray Beach, Florida. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded as other comprehensive income. The fair value of the interest rate swap was a liability of approximately $62,000 as of September 30, 2006.

•	On June 13, 2006, the Company entered into an interest rate swap contract with a notional amount of $18.0 million as a hedge to effectively fix the rate on a loan secured by three medical office buildings located in Birmingham, Alabama. The interest rate swap qualified for hedge accounting under SFAS 133; therefore changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was a liability of approximately $161,000 as of September 30, 2006.

•	On March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to effectively fix the rate on loans secured by a hospital and a specialty medical office building, respectively, both located in Bellaire, Texas. The interest rate swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the interest rate swaps were liabilities of approximately $193,000 and approximately $173,000, respectively, as of September 30, 2006.

•	On November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $31,000 as of September 30, 2006.
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
     The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are partially owned by unaffiliated parties that have non-controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of September 30, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $4.0 million, as compared to approximately $212,000 minority interest liability reported in our financial statements for these partnerships.
6. REAL ESTATE INVESTMENTS
     As of September 30, 2006, the Company owned 92 buildings consisting of approximately 3.5 million rentable square feet, which included 74 medical office buildings, four outpatient treatment diagnostic centers, seven ambulatory surgery centers/physician group practice clinics, one specialty hospital and treatment center and six commercial office buildings. The Company also owns two undeveloped parcels of land.
     The Company utilizes the guidelines established under the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the Company to report in discontinued operations the results of operations of a property which has either been disposed or is classified as held-for-sale, unless certain conditions are met.
     The following table illustrates the operations for the three and nine months ended September 30, 2006 and 2005 of a building sold on February 2, 2005 and included in discontinued operations for such period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statement of operations:
Revenues	$—	$—	$—	$54
Expenses:
Operating	—	—	—	18
Real estate taxes	—	—	—	9

Operating income	—	—	—	27
Minority interest expense operating	—	—	—	(1)

Income from discontinued operations, before gain on sale	—	—	—	26

Gain on sale of property, net of minority interest	—	—	—	1,215

Income from discontinued operations	$—	$—	$—	$1,241

7. RELATED PARTIES AND OTHER TRANSACTIONS
     In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated third parties, the Company has engaged in transactions with certain affiliates from time to time.
     The Company, through its Operating Partnership, has an overhead sharing agreement with Klipsch Audio, Inc. The Company’s Chairman and Chief Executive Officer, Fred S. Klipsch, serves as Chairman of the Board of Klipsch Audio, Inc. The Company’s President, Chief Operating Officer and Treasurer, Frederick L. Farrar currently maintains the title of Executive Vice President of, but has no daily responsibilities to, Klipsch Audio, Inc. Under this agreement, Klipsch Audio, Inc. provides the Company with executive office space and certain office support services in exchange for monthly payments of $17,500. The term of this agreement is for one year and renews automatically for an additional year on each anniversary of its effective date unless either party provides notice to the other party 90 days prior to the expiration of the current term. The Company also paid Klipsch Audio, Inc. approximately $10,505 per month to lease office space for certain business units within the Company during 2005. Effective in the second quarter of 2006, the total monthly lease payments increased to approximately $16,900 per month, reflecting the expansion of the Company into additional office space. The Company also pays approximately $3,000 per month to Klipsch Audio, Inc. for human resources and employee search services. The Company also occasionally uses a private aircraft partially owned by a company affiliated with the Company’s Chairman and Chief Executive Officer, usually for financing and acquisition activities. The Company pays an hourly rate for its use of the aircraft. The Company also pays this company certain miscellaneous pass through expenses on a monthly basis.
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
     At September 30, 2006, future minimum rentals to be received during the next five years (and thereafter) under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows (in thousands):

Year	Future Minimum Rentals
2006	$19,464
2007	70,464
2008	56,491
2009	48,419
2010	43,569
Thereafter	216,327

Total	$454,734

9. CONCENTRATION OF CREDIT RISK
     Although the Company had no tenant that leased more than 10% of its total rentable square footage as of September 30, 2006, the Company does have a significant number of properties located in two geographic locations. Approximately 20% and 8% of the Company’s rentable square footage is located in Southern Florida (in proximity to West Palm Beach, Florida) and in the Houston, Texas metropolitan area, respectively. The Southern Florida area represented approximately 23% and 22% of the Company’s total rental revenue for the three and nine months ended September 30, 2006, respectively. The Houston, Texas metropolitan area represented approximately 11% of the Company’s total rental revenue for both the three and nine months ended September 30, 2006. As a result, localized adverse events or conditions, such as economic recession, overbuilding in the local real estate markets or severe weather could have a significant adverse effect on the operations of these properties, and ultimately on the amounts available for distribution to shareholders.
10. INDEBTEDNESS
$125.0 Million Secured Revolving Credit Facility with Health Care REIT
     On September 12, 2006, Windrose OP entered into a loan agreement, dated as of September 12, 2006, with Health Care REIT, pursuant to which Health Care REIT has agreed to provide Windrose OP with a $125.0 million secured revolving line of credit. If the proposed merger between Health Care REIT and Windrose, which is discussed above in Note 2, “The Company — Significant Changes and

Events,” does not close by January 10, 2007 and certain other conditions are satisfied, the maximum amount of this revolving credit facility may be increased, at Windrose OP’s option, to $150.0 million. Windrose OP’s obligations under the revolving credit facility have been guaranteed by Windrose pursuant to an unconditional and continuing guaranty, dated as of September 12, 2006, between Windrose and Health Care REIT.
     Interest accrues on the principal amount outstanding under the revolving credit facility at a rate equal to LIBOR plus 2.5%, subject to adjustment (as discussed below) (the “Stated Interest Rate”). Except as discussed below, the revolving credit facility requires the monthly payment of interest only at a rate equal to LIBOR plus 1.6% (the “Current Interest Rate”). If Windrose and Health Care REIT complete the merger, Windrose OP will be obligated to repay the outstanding principal balance of the loan, accrued and unpaid interest at a rate equal to the Current Interest Rate and all other amounts payable by Windrose OP in cash at closing. Additionally, if the merger is completed, Windrose OP will not be required to repay the amount of interest equal to the difference between the amount of interest accrued at the Stated Interest Rate minus the amount of interest accrued at the Current Interest Rate.
     If the merger agreement between Windrose and Health Care REIT is terminated for any reason, the Stated Interest Rate will be increased by 0.2% beginning on the date that is 91 days after the date the merger agreement is terminated. The Stated Interest Rate will continue to increase by 0.2% each month beginning in the second full month after the date that is 91 days after the date the merger agreement is terminated. Upon the termination of the merger agreement, the principal amount outstanding under the revolving credit facility and accrued and unpaid interest will be repaid as follows:
•	If the merger agreement is terminated because of a superior acquisition proposal (as defined in the merger agreement) or because Windrose’s Board of Trustees made an adverse recommendation (as defined in the merger agreement), the loan will be repaid in full upon the earlier of: (i) the execution of a competing agreement for a superior acquisition proposal; (ii) the completion of an acquisition proposal (as defined in the merger agreement); or (iii) in the case of an adverse recommendation, the date the merger agreement is terminated.

•	If the merger agreement is terminated at any time when a acquisition proposal has been made, the loan will be repaid in full upon the earliest of: (i) the execution of a definitive agreement for any acquisition proposal; (ii) completion of any acquisition proposal; or (iii) 12 months after the date the merger agreement is terminated.

•	If the merger agreement is terminated for any other reason and no acquisition proposal has been made, the loan will be repaid in full in cash on the date that is 12 months after the date the merger agreement is terminated except that Windrose OP may, at its option, repay up to 40% of the loan by issuing preferred units of limited partnership interest in Windrose OP to Health Care REIT.
     Windrose OP may prepay all or any portion of the outstanding principal balance of the loan, all accrued and unpaid interest and all other amounts payable by Windrose OP without payment of any prepayment fee. In addition, the Loan Agreement contains customary events of default. Whenever any event of default occurs, Health Care REIT may, among other remedies, declare the outstanding principal balance of the loan, all accrued and unpaid interest and all other amounts payable by Windrose OP under the revolving credit facility immediately due and payable, without notice. All such amounts will bear interest at the default rate, which is equal to the Stated Interest Rate plus 4.0% per annum, from the date of the event of default until paid.
     Pursuant to the terms of the Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (the “Mortgage”), Windrose OP has granted Health Care REIT a lien on and security interest in certain real estate assets acquired by Windrose OP with borrowings under the revolving credit facility. The Mortgage also provides that if the credit facility with The Huntington National Bank described below is terminated, Windrose OP will grant Health Care REIT a lien on and security interest in the property securing the indebtedness under the Huntington credit facility.
     As of September 30, 2006, there was no outstanding balance under the revolving credit facility with Health Care REIT.
Secured Revolving Credit Facility and Unsecured Line of Credit
     On September 19, 2006, Windrose OP entered into the Third Amended and Restated Secured Revolving Credit Agreement (the “New Credit Agreement”) with the Huntington National Bank (“Huntington”), which amended and restated the Second and Amended Secured Revolving Credit Agreement with Huntington (the “Old Credit Agreement”). The New Credit Agreement provides for two loan facilities: (1) a secured revolving credit facility in an amount not to exceed $50.0 million, subject to increase as discussed below, for the acquisition and development of real estate assets and for working capital purposes (the “Revolving Facility”), and (ii) an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit (the “LOC Facility”). The Revolving Facility matures on September 30, 2007. However, the Revolving Facility’s maturity date may be extended to September 30, 2008 if Windrose OP is not in default and pays Huntington an extension fee in the amount of 0.25% of the maximum principal amount of the Revolving Facility. Amounts borrowed under the LOC Facility are due and payable on demand and, in any event, not later than the applicable maturity date of the Revolving Facility.
     The Revolving Facility contains an accordion feature that permits Windrose OP to request an increase in the size of the revolving Facility to $70 million to the extent that Huntington or any other participating lenders elect to increase their commitments under the Revolving

Facility, provided that Windrose OP may not request an increase in the aggregate principal amount of the Revolving Facility if an event of default has occurred and is continuing.
     Amounts borrowed under the Revolving Facility up to $38.5 million bear interest, at Windrose OP’s option, at an annual rate of either LIBOR plus 1.5%, or a rate equal to Huntington’s prime rate. Amounts borrowed under the Revolving Facility in excess of $38.5 million bear interest, at Windrose OP’s option, at an annual rate of either LIBOR plus 1.75%, or a rate equal to Huntington’s prime rate. The LOC Facility will bear interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility is collateralized by a secured asset pool consisting of certain real estate assets owned by special purpose entities controlled by Windrose OP’s future subordinated indebtedness and are absolutely and unconditionally guaranteed by Windrose pursuant to the Third Amended and Restated Guaranty, dated as of September 19, 2006, made by Windrose to and for the benefit of Huntington (the “New Guaranty”).
     The New Credit Agreement contains customary representation and warranties. In addition, the New Credit Agreement limits Windrose OP’s ability to, among other things, change the nature of its business, incur indebtedness, create liens, engage in mergers, consolidations or certain other transactions, or enter into, modify, amend, alter, terminate, or cancel any “Major Lease” (as defined in the New Credit Agreement) for a property that collateralizes the Revolving Facility. The New Credit Agreement contains certain customary events of default that generally give the lenders the right to accelerate payments of outstanding debt, including but not limited to the following; failure to maintain required financial covenant ratios, as described below; failure to make any payment when due within 10 days of its due date; occurrence of certain insolvency proceedings with respect to Windrose OP, Windrose or a subsidiary thereof; a change of control of Windrose OP and Windrose; Windrose’s dividends exceed 100% of its funds from operations as determined in accordance with the National Association of Real Estate Investment Trust’s definition of the term in any calendar year; the aggregate occupancy of the properties that collateralize the Revolving Facility is less than 85%; or if Fred Klipsch shall cease to be Chairman and Chief Executive Officer of Windrose or Fred Farrar shall cease to be President and Chief Operating Officer of Windrose OP and replacement(s) acceptable to the lenders are not in place within 90 days.
     Under the New Credit Agreement, Windrose OP, and in certain cases in conjunction with Windrose and Windrose OP’s subsidiaries on a consolidated basis, must comply with certain financial covenants including the following: (i) a leverage ratio less than 70%, (ii) a minimum tangible net worth greater than $120 million plus 75% of additional net proceeds of future stock sales, (iii) a debt service coverage ratio greater than 1.8 to 1.0 during any calendar quarter and (iv) a debt service coverage ratio for the Revolving Facility greater than 1.4 to 1.0. Windrose, Windrose OP and their subsidiaries are also limited to incurring recourse indebtedness in an amount not to exceed 30% of the total current value of their assets on a consolidated basis.
     As of September 30, 2006, Windrose OP was in default of one covenant due to significant expenses incurred during the third quarter of 2006 and related to the pending merger with Health Care REIT; however, Huntington has waived compliance for the quarter. There was $50.0 million outstanding under this credit facility as of September 30, 2006.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.83% at September 30, 2006). The maturity date of this loan was extended to January 2007. There was $4.0 million outstanding under this credit facility as of September 30, 2006.
Secured Term Loans
     On March 27, 2006, a property-level subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. The loan is fixed through an interest rate swap (5.21% at September 30, 2006) effective September 5, 2006. This loan has a maturity date of March 27, 2011. There was $19 million outstanding under this secured term loan as of September 30, 2006.
     On March 27, 2006, a property-level subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. The loan is fixed through an interest rate swap (5.21% at September 30, 2006) effective September 5, 2006. This loan has a maturity date of March 27, 2011. There was $17 million outstanding under this secured term loan as of September 30, 2006.
Construction Loan Facility

     On March 29, 2006, a property-level subsidiary of the Company repaid in full the outstanding principal and interest and terminated the $24 million Foundation Hospital Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. In addition, a property-level subsidiary of the Company repaid in full the outstanding principal and interest and terminated the $18 million Foundation Office Building Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association.
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
Mortgage Debt
     On September 29, 2006, a property-level subsidiary of the Company entered into a $6.8 million secured term loan with The Huntington National Bank. The loan is secured by a first mortgage on the Clearlake Rehabilitation Hospital located in Webster, TX and requires regular scheduled payments of principal and interest. Amounts borrowed under the secured term loan have a variable interest rate of LIBOR plus 1.4% (6.72% at September 30, 2006). This loan has a maturity date of September 29, 2011. There was $6.8 million outstanding under this secured term loan as of September 30, 2006.
     The following is a summary of the book value of outstanding mortgage debt, excluding the lines of credit and Trust Preferred Securities mentioned above, as of September 30, 2006 (in thousands):

September 30, 2006 (1)
Fixed rate secured debt, weighted average interest rate of 6.25% at September 30, 2006, maturity dates ranging from 2006 to 2027	$283,175

Variable rate secured swapped debt, weighted average interest rate of 5.28% at September 30, 2006, maturity date of 2010	75,124

Variable rate secured debt, interest rate of 6.72% at September 30, 2006, maturity date of 2011	6,800

Total	$365,099

(1)	Included in the amounts shown as outstanding are fair value adjustments included in the principal amounts outstanding and amortized over the life of the loans. The fair value assigned to fixed-rate debt at the date of acquisition was based on market interest rates ranging from

5.85% to 6.90%. The current unamortized total of the fair value of debt for all outstanding debt on all fixed rate acquisition loans as of September 30, 2006 is approximately $2.1 million. The total unpaid principal as of September 30, 2006 was approximately $470.1 million.
     At September 30, 2006, scheduled amortization and maturities of indebtedness, exclusive of debt premiums, including lines of credit, for the next five years and thereafter follows (in thousands):

Year of Maturity	Scheduled Payments
2006	$5,324
2007	59,911
2008	50,607
2009	30,697
2010	38,215
Thereafter	285,345

Total	$470,099

11. SEGMENT REPORTING
     The Company is engaged in two operating segments: the ownership and rental of specialty medical facilities (“Rental Operations”), and the provision of various real estate services such as third party facility planning, project management, medical equipment planning and implementation services and related activities through its taxable REIT subsidiary, HADC (“Service Operations”). The Company’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise.
     To reconcile to total assets, non-segment assets consist of corporate assets including cash, deferred financing costs and other assets. The revenues for each of the reportable segments for the three and nine months ended September 30, 2006 and 2005, and the assets for each of the reportable segments as of September 30, 2006 and December 31, 2005, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Rental operations:
Rental income	$24,717	$11,985	$68,376	$31,725
Service operations:
Development and project management fees	512	523	1,436	1,767

Consolidated revenue from continuing operations	25,229	12,508	69,812	33,492

Discontinued operations	—	—	—	54

Consolidated revenue	$25,229	$12,508	$69,812	$33,546

	September 30, 2006	December 31, 2005
Assets:
Rental Operations	$757,353	$686,906
Service Operations	1,182	694

Total Segment Assets	758,535	687,600
Non-Segment Assets	14,513	14,836

Consolidated Assets	$773,048	$702,436

12. SHAREHOLDERS’ EQUITY
     The Company periodically accesses the public equity markets to fund the development and acquisition of additional rental properties or to pay down debt.
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the three months and nine ended September 30, 2006, the Company sold approximately 236,000 and approximately 1.0 million shares, respectively, under this plan and received net proceeds of approximately $3.4 million and approximately $14.9 million, respectively. As of September 30, 2006, there were approximately 3.0 million common shares remaining on the current registration statement available for future sale. The Company agreed in the merger agreement with Health Care REIT that it would not issue any common shares under the DRIP prior to either the completion of the merger or the termination of the merger agreement.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. There were no shares issued under this registration statement for the three months ended September 30, 2006. For the nine months ended September 30, 2006, there were approximately 89,000 shares issued for net proceeds of approximately $1.3 million. As of September 30, 2006, there were approximately 1.0 million shares remaining on this registration statement available for future sale. The Company agreed in the merger agreement with Health Care REIT that it would not issue any common shares under this registration statement prior to either the completion of the merger or the termination of the merger agreement.
     In April 2006, the Company sold approximately 2.3 million common shares at $14.80 per share raising approximately $32.3 million in net proceeds after underwriting discounts, commissions, and estimated offering expenses. With the proceeds of this offering, the Company repaid approximately $3.0 million of outstanding indebtedness under the Company’s secured revolving facility and approximately $4.0 million of outstanding indebtedness under the secured working capital line of credit on April 18, 2006. Additionally, the Company used a portion of the proceeds to repay some of its outstanding variable rate indebtedness. The underwriters had a 30-day option to purchase an additional 345,000 common shares to cover any over-allotments. On May 4, 2006, the underwriters exercised the over-allotment option to purchase 299,277 additional common shares in connection with the April 2006 offering of common shares for additional net proceeds of approximately $4.2 million after underwriting discounts, commissions and estimated offering expenses.
     On June 16, 2006, the Company filed a registration statement to register for future issuance and sale of an aggregate of $350 million in securities consisting of common and preferred shares of beneficial interest and debt securities.
13. SUBSEQUENT EVENTS
     On October 2, 2006, the Company completed the purchase of a medical office building for a purchase price of approximately $18.9 million. The building is located in Middletown, New York. The Company funded the purchase using approximately $11.7 million from its secured revolving credit facility with Huntington and the remainder with cash.
14. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued for fiscal years beginning after December 15, 2006. This is an interpretation of SFAS No. 109, Accounting for Income Taxes. Upon evaluation, the Company has determined that the adoption of FIN 48 will not have a material impact on its financial statements.
     In September 2006, FASB issued FASB No. 157, Fair Value Measurements (“SFAS 157”), which is effective prospectively for the fiscal year beginning after November 15, 2007. SFAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of SFAS 157, it is not expected to have a material impact.

     In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108). SAB 108 provides guidance regarding the process of qualifying financial statement misstatements. In order to halt the current diversity in practice, SAB 108 recommends that registrants should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The income statement qualifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 recommends that companies quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies would be required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006 and is in the process of assessing the impact on its results of operations, financial position and liquidity.
15. RECLASSIFICATIONS
     Certain 2005 balances have been reclassified to conform to the 2006 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q Report (“Report”) may not be based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by use of forward-looking terminology, such as “anticipate,” “believe,” “estimate,” “expect,” “foresee,” “may,” “might,” “will,” “intend,” “could,” “would” or “plan,” or future or conditional verb tenses, and variations or negatives of such terms. These forward-looking statements include, without limitation, those relating to the Company’s pending merger, in-house property management, third-party managers, growth of operating results, growth of cash flow, market value of portfolio, dividends, dividend rates, frequency of dividend payments, capital improvements, debt strategy (including the availability and use of fixed-rate debt), occupancy rates, acquisition and development of medical properties, net income, rental operations revenue, third-party fees for service projects, general and administrative expenses, critical accounting policies, reserves for doubtful accounts, source of funds, liquidity and liquidity needs, sales of common and preferred equity securities, and impact of fluctuating interest rates. We caution you not to place undue reliance on the forward-looking statements contained in this Report, in that actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, those described in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and those generally understood to affect the financial results of companies in the real estate industry, financing plans, the impact of competition, anticipated trends in the Company’s business, other factors detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of this Report.
Recent Developments
     On September 12, 2006, Windrose and Windrose OP entered into a merger agreement with Health Care REIT, Heat Merger Sub, LLC, a wholly-owned subsidiary of Health Care REIT, and Heat OP Merger Sub, L.P., a wholly-owned subsidiary of Health Care REIT. On October 13, 2006, the parties to the merger agreement amended certain provisions of the merger agreement. We refer to the merger agreement and the amendment collectively as the “merger agreement.”
     Pursuant to the merger agreement, at closing (i) Heat OP Merger Sub, L.P. will merge with and into Windrose OP, with Windrose OP continuing as the surviving partnership (which we refer to as the operating partnership merger) and (ii) immediately after the operating partnership merger, Windrose will merge with and into Heat Merger Sub, LLC, with Heat Merger Sub, LLC continuing as the surviving entity (which we refer to as the merger). Under the terms of the merger agreement, at the effective time of the merger, each common share of beneficial interest, $.01 par value, of Windrose issued and outstanding immediately prior to the effective time of the merger (other than shares owned by Windrose and Health Care REIT and their respective subsidiaries) will be converted into, and cancelled in exchange for a fraction of a share of Health Care REIT common stock equal to the quotient determined by dividing $18.06 by the average volume weighted average price per share of Health Care REIT’s common stock on the New York Stock Exchange for 10 trading days, selected by lot, from the 15 trading day period, ending on and including the fifth trading day prior to closing (which we refer to as the exchange ratio), provided that the exchange ratio will not be more than 0.4650 or less than 0.4509.
     In connection with the operating partnership merger, each unit of partnership interest in Windrose OP issued and outstanding immediately prior to the effective time of the operating merger (except partnership units held by Windrose, Health Care REIT or any of their respective subsidiaries) will be converted into, and cancelled in exchange for, a fraction of a share of Health Care REIT common stock equal to the exchange ratio.
     Under the terms of the merger agreement, at the effective time of the merger, each of Windrose’s 7.5% Series A Cumulative Convertible Preferred Shares that is issued and outstanding immediately prior to the completion of the merger will be converted into a share of a new series of Health Care REIT 7.5% Series G Cumulative Convertible Preferred Stock having substantially similar rights and preferences as the Windrose Series A preferred shares. Health Care REIT has agreed in the merger agreement that immediately prior to the effective time of the merger, Health Care REIT will execute and file with the Secretary of State of Delaware a certificate of designation setting forth the terms of the new series of Health Care REIT Series G preferred stock.
     At or prior to the effective time of the merger, each option to acquire Windrose’s common shares that is outstanding immediately prior to the effective time of the merger will be fully vested in accordance with the terms of Windrose’s Employee Share Purchase Plan or the Amended and Restated 2002 Stock Incentive Plan (or its predecessor 2002 Stock Incentive Plan) and will be converted into an option to acquire Health Care REIT’s common stock. The number of shares of Health Care REIT’s common stock subject to such converted option will equal the number of Windrose’s common shares subject to the pre-converted option multiplied by the exchange ratio. In addition, each unvested restricted common share of Windrose granted under the Amended and Restated 2002 Stock Incentive Plan (or its predecessor 2002 Stock Incentive Plan) will automatically vest and become free of any forfeiture restrictions and be considered an outstanding common share of Windrose for all purposes, including the right to receive shares of Health Care REIT’s common stock in the merger.
     Windrose and Health Care REIT have made customary representations, warranties and covenants in the merger agreement, including among others, Windrose’s covenant not to, nor to permit any of its subsidiaries or affiliates to, solicit acquisition proposals or, subject to certain exceptions to permit Windrose’s Board of Trustees to comply with its duties under the Maryland REIT Law, participate in discussions relating to an acquisition proposal or furnish non-public information relating to an acquisition proposal. In addition, many of the representations and warranties set forth in the merger agreement are subject to a contractual standard of materiality that may be different from what may be viewed as material to investors, and some of the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk between the parties.
     The merger is subject to various closing conditions, including, among other things, the requisite approval of the merger by Windrose’s common shareholders holding a majority of the outstanding common shares of Windrose, the obtainment of certain lender and ground lessor consents, the absence of a material adverse effect on either Windrose or Health Care REIT, the receipt of tax opinions relating to REIT status and the tax-free nature of the transaction and the continued accuracy at closing of Windrose’s and Health Care REIT’s representations and warranties made in the merger agreement.
     The merger agreement contains certain termination rights for Health Care REIT and Windrose and further provides that, upon termination of the merger agreement under specified circumstances, Windrose will be required to pay Health Care REIT a maximum termination fee of $16.9 million, out-of-pocket expenses incurred by Health Care REIT in connection with the transactions contemplated by the merger agreement in an amount not to exceed $900,000 and third party consent fees paid by Health Care REIT on behalf of Windrose in an amount up to $2.5 million. If the merger agreement is terminated due to a party’s breach of the representations, warranties, covenants and agreements contained in the merger agreement, the breaching party must pay the non-breaching party’s out-of-pocket expenses incurred not to exceed $3.0 million.
Business Overview
     The Company is a self-administered and self-managed real estate investment trust organized in the state of Maryland in March 2002. The Company is taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of September 30, 2006, the Company owned 92 buildings consisting of approximately 3.5 million rentable square feet, which included 74 medical office buildings, four outpatient treatment diagnostic centers, seven ambulatory surgery centers/physician group practice clinics, one specialty hospital and treatment center and six commercial office buildings. The Company also owns two undeveloped parcels of land. The Company conducts its operations principally through its operating partnership, Windrose Medical Properties, L.P.
     The Company is the sole general partner of the Operating Partnership and owned approximately 98.4% of the Operating Partnership as of September 30, 2006. The Company’s operating results are dependent on the following key elements:
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

     The Company believes that a meaningful in-house property management capability is important to each of these elements of its business. In-house property management services include leasing, construction, maintenance and other tenant related services. The Company conducts property management for Company-owned assets through the Operating Partnership and third-party property management through HADC. In addition, the Company may utilize third-party managers to manage the Company’s properties in locations where the amount of rentable square footage owned does not justify self-management or when properties acquired have effective pre-existing property management in place at the time of acquisition. Certain properties that the Company acquired had, as a condition of sale, a requirement that the Company enter into long-term property management agreements with unaffiliated third-party property managers that are affiliated with the seller. At September 30, 2006, 36 buildings were managed by third-party property managers.
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
     Occupancy Analysis
     The ability to maintain occupancy rates is a principal driver of the Company’s results of operations. The following table sets forth information regarding occupancy rates for the Company’s portfolio of rental properties as of September 30, 2006 and 2005:

	As of September 30,
	2006(1)	2005
Total Rentable Square Feet	3,491,491	1,774,633
Occupancy Rate	94.1%	93.2%

(1)	Reflects rentable square feet of signed leases as of September 30, 2006, adjusted to reflect leases for 15,519 rentable square feet that had been executed prior to September 30, 2006, but had not yet been occupied. If leases for the 15,519 rentable square feet were excluded, the occupancy rate would be 93.7%.
     Lease Expiration and Renewals
     The Company’s ability to maintain and grow its occupancy rates primarily depends upon its continuing ability to re-lease expiring space. The following table reflects the Company’s in-service lease expiration schedule as of September 30, 2006. The table indicates rentable square footage and annualized rental revenue (based on annualized September 2006 monthly rental revenue) under expiring leases:

					Percentage
	Number	Square Footage	Percentage of	Annual Rental	of Annual
	of Leases	of Leases	Total	Revenue of	Rental Revenue
Year of Lease Expiration	Expiring	Expiring	Square Feet (1)	Expiring Leases (2)	Expiring

2006 (3)	37	110,065	3.15%	$2,566,188	3.54%

2007	128	583,591	16.71%	12,897,396	17.78%

2008	110	487,570	13.96%	11,918,784	16.43%

2009	73	229,070	6.56%	5,187,972	7.15%

2010	106	333,821	9.56%	6,646,428	9.16%

Thereafter	199	1,541,385	44.16%	33,308,940	45.94%
Current vacancies	—	205,989	5.90%	—	0.00%

Total	653	3,491,491	100.00%	$72,525,708	100.00%

(1)	Represents a total occupancy level of 94.1%.

(2)	Annualized rental revenue based on rental rates at September 30, 2006.

(3)	Includes month to month tenants as leases expiring between October and December 2006.
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
     On August 3, 2006, the Company completed the purchase of three ambulatory surgery centers for an aggregate purchase price of approximately $26.2 million. The buildings are located in Lafayette, Louisiana; Tulsa, Oklahoma; and Webster, Texas. The Company funded the purchase using its secured revolving credit facility, and secured a $6.8 million first mortgage loan on the Webster, Texas property on September 29, 2006.
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
     Valuation of Receivables
     The Company reviews each straight-line receivable and account receivable for the feasibility of collection and provides an allowance for doubtful accounts as specific accounts receivable are deemed uncollectible. As of September 30, 2006, the Company has reserved approximately $1.4 million for doubtful accounts.
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
Results of Operations
Comparison of the Three Months and Nine Months Ended September 30, 2006 to the Three Months and Nine Months Ended September 30, 2005
     Rental Operations from Continuing Operations
     Rental Revenue
     For the three months ended September 30, 2006, rental revenue increased by approximately $12.7 million, or 106%, to approximately $24.7 million as compared to approximately $12.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, rental revenue increased by approximately $36.7 million, or 116%, to approximately $68.4 million as compared to approximately $31.7 million for the nine months ended September 30, 2005. The increase in rental revenue for the three and nine months ended September 30, 2006 is primarily attributable to the acquisition of 34 buildings and completed development of two buildings since September 30, 2005. There was no material change in occupancy percentage for properties held as of September 30, 2006 and 2005.
     Property Operating Expenses and Real Estate Taxes
     For the three months ended September 30, 2006, property operating expenses and real estate taxes increased by approximately $4.5 million, or 121%, to approximately $8.3 million as compared to approximately $3.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, property operating expenses and real estate taxes increased by approximately $11.2 million, or 116%, to approximately $20.9 million as compared to approximately $9.7 million for the nine months ended September 30, 2005. The increase in property operating expenses and real estate taxes for the three and nine months ended September 30, 2006 is primarily attributable to the acquisition of 34 buildings and completed development of two buildings and the reassessment of certain properties’ real estate taxes since September 30, 2005.

     Depreciation and Amortization
     For the three months ended September 30, 2006, depreciation and amortization expense increased by approximately $2.8 million, or 99%, to approximately $5.6 million as compared to approximately $2.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, depreciation and amortization expense increased by approximately $8.9 million, or 122%, to approximately $16.1 million as compared to approximately $7.2 million for the nine months ended September 30, 2005. The increase in depreciation and amortization for the three and nine months ended September 30, 2006 is primarily attributable to the acquisition of 34 buildings and completed development of two buildings since September 30, 2005.
     Service Operations
     The Company’s service operations are conducted through HADC, the Company’s taxable REIT subsidiary. For the three months ended September 30, 2006, development and project management fees decreased by approximately $11,000, or 2%, to approximately $512,000 as compared to approximately $523,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, development and project management fees decreased by approximately $331,000, or 19%, to approximately $1.4 million as compared to approximately $1.8 million for the nine months ended September 30, 2005. These decreases are the result of the completion of several projects in 2005. In April 2006, HADC received confirmation of a fee-for-service contract for development of a $75 million expansion project to Sumner Regional Medical Center in Gallatin, Tennessee.
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
     For the three months ended September 30, 2006, HADC’s operating income decreased by approximately $24,000, or 55%, to approximately $20,000 as compared to approximately $44,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, HADC’s operating income decreased by approximately $246,000, or 134%, to a loss of approximately $62,000 as compared to a gain of approximately $184,000 for the nine months ended September 30, 2005. These decreases are the result of the completion of several projects in 2005.
     General and Administrative Expense
     For the three months ended September 30, 2006, the Company’s corporate general and administrative expenses, excluding abandoned transaction expense, increased by approximately $2.9 million, or 277%, to approximately $4.0 million as compared to approximately $1.1 million for the three months ended September 30, 2005. This increase is primarily attributable to approximately $2.4 million in costs associated with the Company’s pending merger with Health Care REIT incurred in the third quarter of 2006. For the nine months ended September 30, 2006, the Company’s corporate general and administrative expenses, excluding abandoned transaction expense, increased by approximately $4.1 million, or 134%, to approximately $7.2 million as compared to approximately $3.1 million for the nine months ended September 30, 2005. The increase between the two periods is primarily due to approximately $2.4 million in costs associated with the Company’s pending merger with Health Care REIT incurred in the third quarter of 2006 primarily consisting of fees paid to the Company’s financing advisor and accounting and legal fees.
     For the three months ended September 30, 2006, the Company had abandoned transaction expense of approximately $24,000 as compared to no abandoned transaction expense for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company’s abandoned transaction expense increased by approximately $143,000, to approximately $146,000 as compared to approximately $3,000 for the nine months ended September 30, 2005. The increase is due to two transactions that were terminated during the second quarter of 2006.
     Other Income and Expense
     For the three months ended September 30, 2006, interest expense increased by approximately $4.3 million, or 150%, to approximately $7.2 million as compared to approximately $2.9 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest expense increased by approximately $13.4 million, or 165%, to approximately $21.5 million as compared to approximately $8.1 million for the nine months ended September 30, 2005. The increase is a result of the Company’s acquisition of 34 buildings and completed development of two buildings since September 30, 2005. The Company utilizes a mix of fixed and variable-rate debt. As of September 30, 2006, the face-value balance of fixed-rate mortgage debt was approximately $283.2 million, secured variable swapped debt was approximately $75.1 million and variable-rate mortgage debt was $6.8 million. In addition, the following transactions affected interest expense:
•	the Company assumed approximately $159.1 million of debt and secured new debt of $18 million as part of property acquisitions since September 30, 2005;

•	the Company repaid approximately $12.6 million and $157.1 million of principal amortization on its indebtedness for the three and nine months ended September 30, 2006, respectively. Additionally, the Company drew on the secured revolving facility and secured new mortgages for an aggregate amount of approximately $56.2 million and $182.6 million for the three and nine months ended September 30, 2006, respectively; and

•	the Company repaid all outstanding indebtedness under a bridge loan agreement from a portion of the proceeds from the sale of the trust preferred securities.
     Net Income Available to Common Shareholders
     For the three months ended September 30, 2006, the Company’s net income available to common shareholders decreased by approximately $2.0 million, or 377%, to a loss of approximately $1.5 million as compared to net income of approximately $524,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company’s net income available to common shareholders decreased by approximately $4.7 million, or 118%, to a loss of approximately $724,000 as compared to net income of approximately $3.9 million for the nine months ended September 30, 2005. The decrease between the two periods is primarily due to the gain from the sale of a property that had been classified as discontinued operations in February 2005, dividends paid to preferred shareholders during the 2006 period, and the expenses related to the Company’s pending merger with Health Care REIT.
Funds From Operations (FFO)
     Funds from Operations (“FFO”) is used by many industry analysts and investors as a supplemental operating measure of an equity REIT. Historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles, or GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.
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
     The following reconciliation between net income available for common shareholders and FFO for the three and nine months ended September 30, 2006 and 2005 includes amounts from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) available to common shareholders	$(1,453)	$524	$(724)	$3,933
Add back (deduct):
Net gain on sale of real estate property	—	—	—	(1,250)
Depreciation and amortization	5,618	2,820	16,057	7,240
Minority interest share of depreciation and amortization	(135)	(74)	(403)	(199)

FUNDS FROM OPERATIONS	$4,030	$3,270	$14,930	$9,724

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
Secured and Unsecured Credit Facilities
     The Company has the following lines of credit available:

Amounts Outstanding
Description	Borrowing Capacity	Maturity Date	Interest Rate	as of September 30, 2006
Secured Revolving Credit Facility with Health Care REIT	$125 million	(2)	LIBOR + 2.5%	None
Revolving Credit Facility	$50 million	September 2007	LIBOR + (1.50 — 1.75%)	$50 million
Unsecured Line of Credit (1)	$3.0 million	September 2008	Prime + 2.0%	None
Secured Working Capital Line of Credit Facility	$4.0 million	January 2007	LIBOR + 1.5%	$4.0 million

(1)	The Company’s revolving credit facility also includes an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit from time to time. Although no amounts have been drawn under the letter of credit, the Company has guaranteed two mortgages using the letter of credit for a total of $1.98 million as of September 30, 2006.

(2)	If Windrose and Health Care REIT complete the merger, Windrose OP will be obligated to repay the outstanding principal balance of the loan at closing. If the merger agreement between Windrose and Health Care REIT is terminated, the principal amount outstanding under the revolving credit facility will be due dependant on the circumstances surrounding the termination.
$125.0 Million Secured Revolving Credit Facility with Health Care REIT
     On September 12, 2006, Windrose OP entered into a loan agreement, dated as of September 12, 2006, with Health Care REIT, pursuant to which Health Care REIT has agreed to provide Windrose OP with a $125.0 million secured revolving line of credit. If the proposed merger between Health Care REIT and Windrose, which is discussed above in Note 2, “The Company — Significant Changes and Events,” does not close by January 10, 2007 and certain other conditions are satisfied, the maximum amount of this revolving credit facility may be increased, at Windrose OP’s option, to $150.0 million. Windrose OP’s obligations under the revolving credit facility have been guaranteed by Windrose pursuant to an unconditional and continuing guaranty, dated as of September 12, 2006, between Windrose and Health Care REIT.
     Interest accrues on the principal amount outstanding under the revolving credit facility at a rate equal to LIBOR plus 2.5%, subject to adjustment (as discussed below) (the “Stated Interest Rate”). Except as discussed below, the revolving credit facility requires the monthly payment of interest only at a rate equal to LIBOR plus 1.6% (the “Current Interest Rate”). If Windrose and Health Care REIT complete the merger, Windrose OP will be obligated to repay the outstanding principal balance of the loan, accrued and unpaid interest at a rate equal to the

Current Interest Rate and all other amounts payable by Windrose OP in cash at closing. Additionally, if the merger is completed, Windrose OP will not be required to repay the amount of interest equal to the difference between the amount of interest accrued at the Stated Interest Rate minus the amount of interest accrued at the Current Interest Rate.
     If the merger agreement between Windrose and Health Care REIT is terminated for any reason, the Stated Interest Rate will be increased by 0.2% beginning on the date that is 91 days after the date the merger agreement is terminated. The Stated Interest Rate will continue to increase by 0.2% each month beginning in the second full month after the date that is 91 days after the date the merger agreement is terminated. Upon the termination of the merger agreement, the principal amount outstanding under the revolving credit facility and accrued and unpaid interest will be repaid as follows:
•	If the merger agreement is terminated because of a superior acquisition proposal (as defined in the merger agreement) or because Windrose’s Board of Trustees made an adverse recommendation (as defined in the merger agreement), the loan will be repaid in full upon the earlier of: (i) the execution of a competing agreement for a superior acquisition proposal; (ii) the completion of an acquisition proposal (as defined in the merger agreement); or (iii) in the case of an adverse recommendation, the date the merger agreement is terminated.

•	If the merger agreement is terminated at any time when a acquisition proposal has been made, the loan will be repaid in full upon the earliest of: (i) the execution of a definitive agreement for any acquisition proposal; (ii) completion of any acquisition proposal; or (iii) 12 months after the date the merger agreement is terminated.

•	If the merger agreement is terminated for any other reason and no acquisition proposal has been made, the loan will be repaid in full in cash on the date that is 12 months after the date the merger agreement is terminated except that Windrose OP may, at its option, repay up to 40% of the loan by issuing preferred units of limited partnership interest in Windrose OP to Health Care REIT.
     Windrose OP may prepay all or any portion of the outstanding principal balance of the loan, all accrued and unpaid interest and all other amounts payable by Windrose OP without payment of any prepayment fee. In addition, the Loan Agreement contains customary events of default. Whenever any event of default occurs, Health Care REIT may, among other remedies, declare the outstanding principal balance of the loan, all accrued and unpaid interest and all other amounts payable by Windrose OP under the revolving credit facility immediately due and payable, without notice. All such amounts will bear interest at the default rate, which is equal to the Stated Interest Rate plus 4.0% per annum, from the date of the event of default until paid.
     Pursuant to the terms of the Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing (the “Mortgage”), Windrose OP has granted Health Care REIT a lien on and security interest in certain real estate assets acquired by Windrose OP with borrowings under the revolving credit facility. The Mortgage also provides that if the credit facility with The Huntington National Bank described below is terminated, Windrose OP will grant Health Care REIT a lien on and security interest in the property securing the indebtedness under the Huntington credit facility.
     As of September 30, 2006, there was no outstanding balance under the revovling credit facility with Health Care REIT.
Secured Revolving Credit Facility and Unsecured Line of Credit
     On September 19, 2006, Windrose OP entered into the Third Amended and Restated Secured Revolving Credit Agreement (the “New Credit Agreement”) with the Huntington National Bank (“Huntington”), which amended and restated the Second and Amended Secured Revolving Credit Agreement with Huntington (the “Old Credit Agreement”). The New Credit Agreement provides for two loan facilities: (1) a secured revolving credit facility in an amount not to exceed $50.0 million, subject to increase as discussed below, for the acquisition and development of real estate assets and for working capital purposes (the “Revolving Facility”), and (ii) an unsecured line of credit in an amount not to exceed $3.0 million for the issuance of letters of credit (the “LOC Facility”). The Revolving Facility matures on September 30, 2007. However, the Revolving Facility’s maturity date may be extended to September 30, 2008 if Windrose OP is not in default and pays Huntington an extension fee in the amount of 0.25% of the maximum principal amount of the Revolving Facility. Amounts borrowed under the LOC Facility are due and payable on demand and, in any event, not later than the applicable maturity date of the Revolving Facility.
     The Revolving Facility contains an accordion feature that permits Windrose OP to request an increase in the size of the revolving Facility to $70 million to the extent that Huntington or any other participating lenders elect to increase their commitments under the Revolving Facility, provided that Windrose OP may not request an increase in the aggregate principal amount of the Revolving Facility if an event of default has occurred and is continuing.
     Amounts borrowed under the Revolving Facility up to $38.5 million bear interest, at Windrose OP’s option, at an annual rate of either LIBOR plus 1.5%, or a rate equal to Huntington’s prime rate. Amounts borrowed under the Revolving Facility in excess of $38.5 million bear interest, at Windrose OP’s option, at an annual rate of either LIBOR plus 1.75%, or a rate equal to Huntington’s prime rate. The LOC Facility will bear interest at an annual rate equal to Huntington’s prime rate. The Revolving Facility is collateralized by a secured asset pool consisting of certain real estate assets owned by special purpose entities controlled by Windrose OP’s future subordinated indebtedness and are absolutely and unconditionally guaranteed by Windrose pursuant to the Third Amended and Restated Guaranty, dated as of September 19, 2006, made by Windrose to and for the benefit of Huntington (the “New Guaranty”).

     The New Credit Agreement contains customary representation and warranties. In addition, the New Credit Agreement limits Windrose OP’s ability to, among other things, change the nature of its business, incur indebtedness, create liens, engage in mergers, consolidations or certain other transactions, or enter into, modify, amend, alter, terminate, or cancel any “Major Lease” (as defined in the New Credit Agreement) for a property that collateralizes the Revolving Facility. The New Credit Agreement contains certain customary events of default that generally give the lenders the right to accelerate payments of outstanding debt, including but not limited to the following; failure to maintain required financial covenant ratios, as described below; failure to make any payment when due within 10 days of its due date; occurrence of certain insolvency proceedings with respect to Windrose OP, Windrose or a subsidiary thereof; a change of control of Windrose OP and Windrose; Windrose’s dividends exceed 100% of its funds from operations as determined in accordance with the National Association of Real Estate Investment Trust’s definition of the term in any calendar year; the aggregate occupancy of the properties that collateralize the Revolving Facility is less than 85%; or if Fred Klipsch shall cease to be Chairman and Chief Executive Officer of Windrose or Fred Farrar shall cease to be President and Chief Operating Officer of Windrose OP and replacement(s) acceptable to the lenders are not in place within 90 days.
     Under the New Credit Agreement, Windrose OP, and in certain cases in conjunction with Windrose and Windrose OP’s subsidiaries on a consolidated basis, must comply with certain financial covenants including the following: (i) a leverage ratio less than 70%, (ii) a minimum tangible net worth greater than $120 million plus 75% of additional net proceeds of future stock sales, (iii) a debt service coverage ratio greater than 1.8 to 1.0 during any calendar quarter and (iv) a debt service coverage ratio for the Revolving Facility greater than 1.4 to 1.0. Windrose, Windrose OP and their subsidiaries are also limited to incurring recourse indebtedness in an amount not to exceed 30% of the total current value of their assets on a consolidated basis.
     As of September 30, 2006, Windrose OP was in default of one covenant due to significant expenses incurred during the third quarter of 2006 and related to the pending merger with Health Care REIT. however, Huntington has waived compliance for the quarter. There was $50.0 million outstanding under this credit facility as of September 30, 2006.
Secured Working Capital Line of Credit
     The Company has a $4.0 million secured credit facility with Regions Bank, secured by the first mortgage on the 310 25th Avenue medical office building located in Nashville, Tennessee. Amounts borrowed under the secured credit facility have a variable interest rate of LIBOR plus 1.5% (6.83% at September 30, 2006). The maturity date of this loan was extended to January 2007. There was $4.0 million outstanding under this credit facility as of September 30, 2006.
Secured Term Loans
     On March 27, 2006, a property-level subsidiary of the Company entered into a $19 million secured term loan with Charter One Bank, N.A. (“Charter One”). The proceeds from the loan were used to pay off the outstanding balance of a $24 million secured construction loan incurred in connection with the development of the Foundation Surgical Hospital (the “Foundation Hospital Loan”). The loan is secured by a first mortgage on Foundation Surgical Hospital and requires regular scheduled payments of principal and interest. The loan is fixed through an interest rate swap (5.21% at September 30, 2006) effective September 5, 2006. This loan has a maturity date of March 27, 2011. There was $19 million outstanding under this secured term loan as of September 30, 2006.
     On March 27, 2006, a property-level subsidiary of the Company entered into a $17 million secured term loan with Charter One. The proceeds from the loan were used to pay off the outstanding balance of an $18 million secured construction loan incurred in connection with the development of the Foundation Professional Office Building (the “Foundation Office Building Loan”). The loan is secured by a first mortgage on Foundation Professional Office Building and requires regular scheduled payments of principal and interest. The loan is fixed through an interest rate swap (5.21% at September 30, 2006) effective September 5, 2006. This loan has a maturity date of March 27, 2011. There was $17 million outstanding under this secured term loan as of September 30, 2006.
Construction Loan Facility
     On March 29, 2006, a property-level subsidiary of the Company repaid in full the outstanding principal and interest and terminated the $24 million Foundation Hospital Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association. In addition, a property-level subsidiary of the Company repaid in full the outstanding principal and interest and terminated the $18 million Foundation Office Building Loan made by The Huntington National Bank, LaSalle National Association, and KeyBank National Association.
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
     Equity Securities
     On April 1, 2005, the Company filed a registration statement to expand its Dividend Reinvestment Plan (“DRIP”) to include a direct stock purchase feature. On January 24, 2006, the Company filed a new registration statement to register 4.0 million additional shares under the DRIP. Newly issued common shares purchased under the DRIP directly from the Company will be purchased at a 3% discount from the average market price at the time of purchase with the Company having the authority to change the discount at any time. During the three months ended September 30, 2006, the Company sold approximately 236,000 shares under this plan and received net proceeds of approximately $3.4 million. As of September 30, 2006, there were approximately 3.0 million common shares remaining on the current registration statement available for future sale. The Company agreed in the merger agreement with Health Care REIT that it would not issue any common shares under the DRIP prior to either the completion of the merger or the termination of the merger agreement.
     On September 12, 2005, the Company’s registration statement to issue and sell 1.2 million common shares from time to time in “at the market” equity offerings was declared effective by the SEC. There were no shares issued under this registration statement for the three months ended September 30, 2006. As of September 30, 2006, there were approximately 1.0 million shares remaining on the current registration statement available for future sale. The Company agreed in the merger agreement with Health Care REIT that it would not issue any common shares under this registration statement prior to either the completion of the merger or the termination of the merger agreement.
     In April 2006, the Company sold approximately 2.3 million common shares at $14.80 per share raising approximately $32.3 million in net proceeds after underwriting discounts, commissions, and estimated offering expenses. With the proceeds of this offering, the Company repaid approximately $3.0 million of outstanding indebtedness under the Company’s secured revolving facility and approximately $4.0 million of outstanding indebtedness under the secured working capital line of credit on April 18, 2006. Additionally, the Company used a portion of the proceeds to repay some of its outstanding variable rate indebtedness. The underwriters had a 30-day option to purchase an additional 345,000 common shares to cover any over-allotments. On May 4, 2006, the underwriters exercised the over-allotment option to purchase 299,277 additional common shares in connection with the April 2006 offering of common shares for additional net proceeds of approximately $4.2 million after underwriting discounts, commissions and estimated offering expenses.
Uses of Liquidity
Short-Term Uses:
     The Company has considered its short-term (one year or less) liquidity needs and currently expects that its estimated cash flows from operations and other expected liquidity sources will be adequate to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, capital improvements, expenses related to the merger with Health Care REIT, future acquisitions and to pay distributions to shareholders, including amounts necessary to meet the minimum distribution required to maintain the Company’s REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be met with cash flows provided by operations, by drawing on the Company’s secured and unsecured credit facilities, including the secured revolving line of credit provided by Health Care REIT, and, if the merger agreement with Health Care REIT is terminated, issuing additional common or preferred equity or trust preferred securities.
     Long-Term Uses:
     Assuming that the merger with Health Care REIT is not completed, the Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through available cash flow from operations, long-term secured and unsecured indebtedness and the issuance of additional common or preferred equity or trust preferred securities. The Company will acquire or develop additional properties only as suitable opportunities arise that meet the Company’s acquisition criteria and only if satisfactory financing arrangements are available.
Historical Cash Flows
     Operating Activities
     On September 30, 2006, the Company had approximately $11.9 million of cash and cash equivalents. Net cash provided by operating activities increased by approximately $7.1 million, or 71%, to $17.1 million for the nine months ended September 30, 2006, as compared to approximately $10.0 million for the nine months ended September 30, 2005. This increase was primarily attributable to the acquisition of 34 buildings since September 30, 2005. Cash flows from operating activities provide the cash necessary to meet normal, operational requirements. The receipt of rental income from rental operations continues to provide the primary source of revenues and operating cash flows for the Company.
     Investing Activities
     Investing activity, such as acquisition and development activity, is one of the primary uses of the Company’s liquidity and is necessary to generate additional rental revenues and provide cash flows for operational requirements. Net cash used in investing activities increased by approximately $4.1 million, or 5%, to approximately $84.4 million for the nine months ended September 30, 2006, as compared to approximately $80.3 million for the nine months ended September 30, 2005. The increase was primarily due to costs associated with acquisitions and possible future acquisitions.
     Financing Activities
     Net cash provided by financing activities decreased by approximately $4.8 million, or 7%, to approximately $67.2 million for the nine months ended September 30, 2006, as compared to approximately $72.0 million for the nine months ended September 30, 2005. The principal proceeds were generated primarily from the proceeds of the Trust Preferred Securities and the issuance of common shares under the Company’s DRIP and the April 2006 stock offering. The Company used net cash provided by financing activities to repay indebtedness under the Company’s credit facilities.
Off Balance Sheet Arrangements
     As previously discussed, the Company completed a private placement of Trust Preferred Securities on March 24, 2006. The Operating Partnership’s wholly-owned subsidiary, Windrose Capital Trust I, is not consolidated in the Company’s financial statements in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. However, the $51.0 million of subordinated notes purchased from the Trust is recorded on the Company’s balance sheet.
Recent Accounting Pronouncements
     In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued for all fiscal years beginning after December 15, 2006. This is an interpretation of SFAS No. 109, Accounting for Income Taxes. Upon evaluation, the Company has determined that the adoption of FIN 48 will not have a material impact on its financial statements.
     In September 2006, FASB issued FASB No. 157, Fair Value Measurements (“SFAS 157”) which is effective prospectively for the fiscal year beginning after November 15, 2007. SFAS 157 provides a single authoritative definition of fair value, a framework for measuring fair value, and requires additional disclosure about fair value measurements. Although the Company has not completed its analysis of SFAS 157, it is not believed to have a material impact.
     In September 2006, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108). SAB 108 provides guidance regarding the process of qualifying financial statement misstatements. In order to halt the current diversity in practice, SAB 108 recommends that registrants should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The income statement qualifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 recommends that companies quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies would be required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006 and is in the process of assessing the impact on its results of operations, financial position and liquidity.

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
Variable Rate Instruments
     As of September 30, 2006, the face value of the Company’s total outstanding mortgage debt was approximately $365.1 million. These current outstanding debt balances relate to mortgage debt assumed or incurred by the Company through its subsidiaries. Included in the total outstanding mortgage debt is variable-rate mortgage debt with a total principal balance of approximately $6.8 million as of September 30, 2006, or approximately 2% of the Company’s total outstanding mortgage debt. In addition to outstanding mortgage debt, borrowings under the Company’s credit facilities total $50.0 million, and the Trust Preferred Securities outstanding totals $51.0 million as of September 30, 2006.
     A one percentage point increase in market interest rates would have decreased net income available to common shareholders by approximately $232,000 and approximately $806,000 during the three and nine months ended September 30, 2006, respectively, and a one percentage point decrease would increase net income by approximately $232,000 and approximately $806,000 during the three and nine months ended September 30, 2006, respectively. A description of the terms of the Company’s variable rate debt, excluding mortgage debt, follows.
     For more information regarding the Company’s indebtedness, including variable rate debt, see Item I, Note 10 “Indebtedness” and Item 2 “Management’s Discussion and Analysis of Results of Operations — Liquidity and Capital Resources” set forth above.

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
     As of September 30, 2006, the Company had the following interest rate swap contracts that met the criteria of SFAS 133 to qualify for hedge accounting:
•	On June 14, 2006, the Company entered into an interest rate swap contract with a notional amount of approximately $14.6 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a medical office building in Delray Beach, Florida. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded as other comprehensive income. The fair value of the interest rate swap was a liability of approximately $62,000 as of September 30, 2006.

•	On June 13, 2006, the Company entered into an interest rate swap contract with a notional amount of $18.0 million as a hedge to effectively fix the rate on a loan secured by three medical office buildings located in Birmingham, Alabama. The interest rate swap qualified for hedge accounting under SFAS 133; therefore changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was a liability of approximately $161,000 as of September 30, 2006.

•	On March 15, 2006, the Company entered into two interest rate swap contracts with notional amounts of $19.0 million and $17.0 million as a hedge to effectively fix the rate on loans secured by a hospital and a specialty medical office building, respectively, both located in Bellaire, Texas. The interest rate swaps qualify for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair values of the interest rate swaps were liabilities of approximately $193,000 and approximately $173,000, respectively, as of September 30, 2006.

•	On November 1, 2005, the Company entered into an interest rate swap with a notional amount of $6.5 million as a hedge to effectively fix the rate on a secured loan assumed with the acquisition of a specialty medical office building in Lakewood, California. The interest rate swap qualified for hedge accounting under SFAS 133; therefore, changes in fair value are recorded in other comprehensive income. The fair value of the interest rate swap was an asset of approximately $31,000 as of September 30, 2006.
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
     The Company consolidated the operations of two partnerships in its consolidated financial statements for the year ended December 31, 2005. These partnerships are partially owned by unaffiliated parties that have non-controlling interests. SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity requires the disclosure of the estimated settlement value of the non-controlling interests in these consolidated partnerships. As of September 30, 2006, the estimated settlement value of the non-controlling interests in these consolidated partnerships was approximately $4.0 million, as compared to approximately $212,000 minority interest liability reported in our financial statements for these partnerships.

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
Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal controls over financial reporting that occurred during the three and nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that any of the pending actions will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors
     The discussion of the Company’s business and operations should be read together with the risk factors contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect the Company’s business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 should be read together with the following additional risk factors related to the Company’s pending merger with Health Care REIT.
Risks Relating to the Mergers
Windrose will be subject to business uncertainties and contractual restrictions while the mergers are pending.
     The merger agreement restricts Windrose from making certain acquisitions and taking other specified actions without the consent of Health Care REIT until the mergers occur. These restrictions may prevent Windrose from pursuing attractive business opportunities that may arise prior to the completion of the merger.
Because the market price of Health Care REIT common stock may fluctuate, Windrose shareholders cannot be certain of the precise value of the merger consideration they will receive in the mergers.
     Due to the manner in which the exchange ratio is calculated and fluctuations in the market price of Health Care REIT common stock, the precise number of shares of Health Care REIT common stock to be received at closing, and the value of such shares, is uncertain. If the mergers are completed, Windrose shareholders will receive, for each Windrose common share and each Windrose OP unit that they own, a fraction of a share of Health Care REIT common stock equal to the exchange ratio. The exchange ratio will adjust to ensure that the fraction of a share of Health Care REIT common stock Windrose shareholders receive will be equal to $18.06 divided by the average trading price for the 10 trading days, selected by lot, during the applicable 15-trading day period ending on and including the date that is five trading days prior to the effective time of the merger, of a share of Health Care REIT common stock so long as the average trading price of a share of Health Care REIT common stock during the selected 10 trading days is between $38.84 and $40.05 per share. However, the market value of that fraction of a share of Health Care REIT common stock Windrose shareholders receive for each Windrose common share and each Windrose OP unit may be less than $18.06, as the trading price of Health Care REIT common stock for purposes of determining the exchange ratio may be less than $38.84, and the price of Health Care REIT common stock at the closing may be less than the average 10-day trading price of Health Care REIT common stock used to determine the exchange ratio.
     If the average trading price for a share of Health Care REIT common stock during the selected 10 trading days is less than $38.84, the exchange ratio will no longer adjust upward, and Windrose shareholders will receive 0.4650 of a share of Health Care REIT common stock for each Windrose common share and each Windrose OP unit that limited partners of the Operating Partnership own regardless of how far below $38.84 the average trading price is during the selected 10 trading days. This also means that the value of the fraction of a share of Health Care REIT common stock Windrose investors will receive for each Windrose common share and each Windrose OP unit could be less than $18.06 if the market price of Health Care REIT common stock remains below $38.84 when the merger is completed.
     The exchange ratio may not be determined until after the date of the special meeting. Therefore, at the time of the special meeting, Windrose investors may not know the precise number of shares of Health Care REIT common stock they will receive, or the value of such shares, on the date the merger is completed. Windrose investors are urged to obtain a current market quotation for Health Care REIT common stock prior to voting on the merger proposal.
Failure to complete the mergers could negatively affect the stock price and the future business and financial results of Windrose.
     Although the Windrose board of trustees has recommended that Windrose shareholders approve the merger proposal, there is no assurance that this proposal will be approved at the special meeting or any adjournment or postponement of the special meeting, and there is no assurance that Health Care REIT and Windrose will receive the necessary third party consents or satisfy the other conditions to the completion of the mergers. If the mergers are not completed for any reason, Windrose will be subject to several risks, including the following:
•	The merger agreement contains certain termination rights for Health Care REIT and Windrose. Upon termination of the merger agreement under specified circumstances, Windrose will be required to pay Health Care REIT all or a portion of the following (i) a maximum termination fee equal to $16.9 million, (ii) an amount up to $900,000, as reimbursement for fees and expenses paid by Health Care REIT in connection with the merger agreement and the merger, and (iii) up to $2.5 million, as reimbursement of Health Care REIT’s expenses incurred in connection with obtaining certain third party consents to the mergers. If the merger agreement is terminated due to Windrose’s breach of the representations, warranties, covenants and agreements contained in the merger agreement and such breach is not cured, Windrose will be required to pay Health Care REIT’s out-of-pocket expenses incurred not to exceed $3.0 million and up to $2.5 million, as reimbursement for fees and expenses paid by Health Care REIT in connection with obtaining certain third party consents to the mergers.

•	The current market price of Windrose common shares may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of Windrose common shares.

•	Many costs relating to the merger (such as legal, accounting and a portion of its financial advisory fees) are payable by Windrose whether or not the merger is completed.

•	There may be substantial disruption to the business of Windrose and a distraction of its management and employees from day-to-day operations because matters related to the merger (including integration planning) may require substantial commitments of time and resources that could otherwise have been devoted to other opportunities that could have been beneficial to Windrose.

•	Windrose will continue to face the risks that it currently faces as an independent company, as further described in the documents that Windrose has filed with the SEC that are incorporated by reference into this proxy statement/prospectus.
     In addition, Windrose will not realize any of the expected benefits of having completed the merger. If the merger is not completed, the risks described above may materialize and materially adversely affect Windrose’s business, financial results and financial condition and the market price of Windrose common shares.
Windrose’s trustees and executive officers have interests and arrangements that could have influenced their decisions to support or approve the mergers.
     The interests of some of Windrose’s trustees and executive officers are different from those of Windrose shareholders, and Windrose’s trustees and executive officers may have participated in arrangements that are different from, or in addition to, those of Windrose shareholders.
The merger agreement limits Windrose’s ability to pursue alternatives to the mergers.
     The merger agreement contains provisions that limit Windrose’s ability to pursue alternatives to the mergers with Health Care REIT. These provisions include a prohibition on Windrose’s solicitation of any proposal or offer for a competing transaction and a requirement that Windrose pay Health Care REIT all or a portion of the following (i) a maximum termination fee equal to $16.9 million, (ii) an amount up to $900,000, as reimbursement for fees and expenses paid by Health Care REIT in connection with the merger agreement and the merger, and (iii) up to $2.5 million, as reimbursement of Health Care REIT’s expenses incurred in connection with obtaining certain third party consents to the mergers.

     Health Care REIT required Windrose to agree to these provisions as a condition to Health Care REIT’s willingness to enter into the merger agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of Windrose from considering or proposing that acquisition, even if that party was prepared to pay consideration with a higher per share market price than the current proposed merger consideration. Furthermore, a potential competing acquiror might propose to pay a lower per share price to Windrose shareholders than it would otherwise have proposed to pay because of Windrose’s obligations in connection with termination of the merger agreement.
The market price of Health Care REIT common stock may decline as a result of the mergers.
     The market price of Health Care REIT’s common stock may decline as a result of the mergers if Health Care REIT does not achieve the perceived benefits of the mergers as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the mergers on Health Care REIT’s financial results is not consistent with the expectations of financial or industry analysts.
After the mergers are completed, Windrose shareholders who receive Health Care REIT common stock in the mergers will have different rights that may be less advantageous than their current rights as a Windrose shareholder.
     After the closing of the mergers, Windrose shareholders who receive Health Care REIT common stock in the mergers will have different rights than they currently have as a Windrose shareholder.
If the merger agreement is terminated for any reason, Windrose will be required to repay in full the amounts owed under the secured revolving credit facility provided by Health Care REIT. This subjects Windrose to certain risks, including the risk that Windrose will have insufficient cash resources to operate its properties and pay dividends to its shareholders.
     If the merger agreement is terminated for any reason, Windrose will be required to repay the principal amount outstanding under the secured revolving line of credit provided by Health Care REIT. The secured revolving line of credit permits Windrose to borrow up to $125 million, except that after January 10, 2007, if the merger has not been completed and certain other conditions are satisfied, Windrose will be able to borrow up to $150 million. Payments of principal and interest on borrowings under this line of credit may leave Windrose with insufficient cash resources to operate its properties or pay distributions currently contemplated or necessary to maintain its REIT qualification.
     If Windrose does not have sufficient funds to repay the indebtedness under this line of credit at maturity, it may be necessary to refinance the debt through additional debt financing, private or public offerings of debt securities or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect Windrose’s cash flows, and, consequently, Windrose’s cash available for distribution to its shareholders. If Windrose is unable to refinance the indebtedness under this line of credit, it may be forced to dispose of some of its properties or raise capital on disadvantageous terms, potentially resulting in losses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description
2.1*	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006).

3.1*	Articles of Amendment to the Articles of Amendment and Restatement of the Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K on May 24, 2006).

3.2*	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.3*	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.4*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 24, 2006.

4.1*	Form of Common Share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126).

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

10.1*	Loan Agreement, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.2*	Unconditional and Continuing Guaranty, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.3*	Note, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.4*	Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.5*	Third Amended and Restated Secured Revolving Credit Agreement, dated as of September 19, 2006, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.6*	Third Amended and Restated Guaranty, dated as of September 19, 2006, by and between Windrose Medical Properties Trust to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDROSE MEDICAL PROPERTIES TRUST
Dated: November 3, 2006
/s/ Fred S. Klipsch
Fred S. Klipsch
Chairman and Chief Executive Officer Principal Executive Officer

/s/ Frederick L. Farrar
Frederick L. Farrar
President, Chief Operating Officer, Treasurer

/s/ Paula J. Conroy
Paula J. Conroy
Senior Vice President and Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

No.	Description
2.1*	Agreement and Plan of Merger, dated as of September 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2006, by and among Health Care REIT, Inc., Heat Merger Sub, LLC, Heat OP Merger Sub, L.P., Windrose Medical Properties Trust and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2006).

3.1*	Articles of Amendment to the Articles of Amendment and Restatement of the Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K on May 24, 2006).

3.2*	Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89186).

3.3*	Articles Supplementary to the Amended and Restated Declaration of Trust of the Company Designating the Terms of the 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on June 29, 2005).

3.4*	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on May 24, 2006.

4.1*	Form of Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11, as amended, Registration No. 333-89126).

4.2*	Form of Certificate Evidencing the Company’s 7.5% Series A Cumulative Convertible Preferred Shares of Beneficial Interest, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2005).

10.1*	Loan Agreement, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.2*	Unconditional and Continuing Guaranty, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.3*	Note, dated as of September 12, 2006, by and between Health Care REIT, Inc. and Windrose Medical Properties, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.4*	Form of Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.5*	Third Amended and Restated Secured Revolving Credit Agreement, dated as of September 19, 2006, by and between Windrose Medical Properties, L.P. and The Huntington National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

10.6*	Third Amended and Restated Guaranty, dated as of September 19, 2006, by and between Windrose Medical Properties Trust to and for the benefit of The Huntington National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description
31.2	Certification of Chief Operating Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.3	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Incorporated by reference.